Form 10-Q
period 1998-03-31
COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
filed 1998-05-14
CIK 1052801

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q



(Mark One)

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1998

                             OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

                Commission file number 333-44155
                --------------------------------

      COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
      --------------------------------------------------------
      (Exact name of registrant as specified in its charter)

        DELAWARE                                  13-7140975
-------------------------------               -------------------
(State or other jurisdiction of                 (I.R.S. Employer
Incorporation or organization)                Identification No.)

E.A. Delle Donne Corporate Center, Montgomery Building, 1011 Centre Road,
Wilmington, Delaware                                         19805-1266
--------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)

                            (302) 636-3300
        ----------------------------------------------------
        (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)

As of May 4, 1998, the registrant had 20,283,360 contingent payment rights certificates, no par value, outstanding.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

                         PART I  FINANCIAL INFORMATION



Item 1.  Not applicable

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Registration Statement on Form S-1 with respect to the CPR Certificates referred to herein filed by Coast Savings Financial, Inc. ("Coast") with, and declared effective by, the Securities and Exchange Commission (the "SEC") on January 13, 1998 (SEC File Number 333-44155).

GENERAL

The Coast Federal Litigation Contingent Payment Rights Trust (the "CPR Trust") is a statutory business trust created under Delaware law on January 8, 1998. The CPR Trust was created by Coast in connection with its merger, effected on February 13, 1998 (the "Merger"), with and into H. F. Ahmanson & Co. ("Ahmanson"), for the purpose of holding the Commitment Agreement entered into by Ahmanson and the CPR Trust, dated as of February 13, 1998 (the "Commitment"). The Commitment represents Ahmanson's obligation to pay to the CPR Trust an amount equal to any net after-tax proceeds, as more particularly defined in the CPR Trust Agreement referred to below (the "Commitment Amount"), that may be received by Coast's wholly-owned subsidiary, Coast Federal Savings, FSB ("Coast Federal") (or its successor), from Coast Federal's regulatory capital litigation claims against the United States government in the case entitled Coast Federal
                                                                 -------------
Bank. FSB v. United States, No. 92-466C (Cl. Ct. filed July 9, 1992) (the
--------------------------
"Litigation"). Subsequent to the merger, Ahmanson merged Coast Federal with and into Ahmanson's wholly-owned subsidiary, Home Savings of America, FSB ("Home Savings"), with Home Savings as being the successor institution.

The governing instrument of the CPR Trust is the Amended and Restated Declaration of Trust, dated as of February 13, 1998 (the "CPR Trust Agreement") entered into among Coast, the Litigation Trustees, Bankers Trust Company (the "Institutional Trustee") and Bankers Trust (Delaware) (the "Delaware Trustee"). Pursuant to the CPR Trust Agreement, the four senior executives of Coast with knowledge of the facts underlying the Litigation were appointed as "Litigation Trustees" of the CPR Trust, and were given full authority to make all decisions on behalf of Coast Federal (and its successors) with respect to the prosecution and resolution of the Litigation.

The assets of the CPR Trust consist solely of the Commitment and the right to draw on amounts in the Expense Fund for purposes of funding expenses of the CPR Trust, including expenses of the Litigation, fees and expenses of the Litigation Trustees and all administrative expenses. Under the CPR Trust Agreement, Ahmanson agreed to provide the sum of $19,884,294 (which is equal to $20 million less expenses related to the Litigation incurred by Coast Federal between September 1, 1997 and February 13, 1998) (the "Expense Fund") to fund the Litigation and other expenses of the CPR Trust, which amount is to be reimbursed to Ahmanson from any proceeds of the Litigation, including any amounts received in settlement of the Litigation, prior to the payment of any amounts to holders of the CPR Certificates. The Expense Fund is on deposit in a non-interest bearing demand deposit account established by Ahmanson in the name of the CPR Trust at Home Savings.

Within 60 days of the receipt of any Commitment Amount, the CPR Trust is required under the CPR Agreement to pay such amounts (other than $10 million, or such greater amount as the Litigation Trustees reasonably determine may be reasonably likely to be required, to pay additional expenses or to satisfy the CPR Trust's indemnification obligations (the "Retained Amount")) less the amount of any accrued but unpaid expenses payable by the CPR Trust but not covered by the Expense Fund, to the holders of the CPR Certificates as of a record date to be set by the Litigation Trustees. The Retained Amount will be retained for a period of two years, or such longer period as the Litigation Trustees reasonably determine may be required.

The Litigation Trustees on behalf of the CPR Trust maintain an office at 136 South Oak Knoll Avenue, Suite 320, Pasadena, California 91101, for the purpose of pursuing the Litigation and administering their other duties under the CPR Trust Agreement.

THE LITIGATION

The following description of the Litigation does not purport to be a complete description of the legal and factual issues presented, the court opinions rendered or the relevant law, and the description is in all respects qualified by reference to the documents filed in the Litigation, such opinions and the relevant law.

On July 9, 1992, Coast Federal commenced litigation entitled Coast Federal Bank, Federal Savings Bank v. United States, Civil Action Number 92-466C, against the United States in the U.S. Claims Court (now the U.S. Court of Federal Claims, the "Claims Court") alleging that the United States is in breach of contract with Coast Federal and has unlawfully taken Coast Federal's property without just compensation or due process of law in violation of the U.S. Constitution. Coast Federal's claims arose from changes, mandated by FIRREA and certain regulations promulgated thereunder, with respect to the rules for computing Coast Federal's regulatory capital.

On April 10, 1987, Coast Federal acquired substantially all of the assets and liabilities of Central Savings and Loan Association ("Central") from the Federal Savings and Loan Insurance Corporation (the "FSLIC") in a supervisory transaction (the "Acquisition") that Coast Federal alleges was induced and arranged by the FSLIC and the Federal Home Loan Bank Board ("FHLBB"). As part of the Acquisition, Coast Federal entered into a contract with the FSLIC (the "Assistance Agreement") under which the FSLIC made a cash contribution to Coast Federal in the amount of $298.3 million (the "Capital Credit"). In the Litigation, Coast Federal alleges that the Assistance Agreement and certain resolutions and a forbearance letter issued by the FHLBB in connection with the Assistance Agreement each expressly provided that the Capital Credit was to be treated as a permanent addition to

Coast Federal's regulatory capital. Coast Federal further alleges that such treatment of the Capital Credit for regulatory capital purposes was essential to inducing Coast Federal to consummate the Acquisition.

Pursuant to FIRREA, which became effective on August 9, 1989, the FSLIC and the FHLBB were eliminated and were replaced as the regulators of federally insured thrift institutions by the Office of Thrift Supervision (the "OTS"). In regulations implementing FIRREA (the "Capital Regulations") and subsequent actions, the OTS took the position that the Capital Credit should be classified as supervisory goodwill, as defined in the Capital Regulations, which action resulted in an immediate exclusion of the Capital Credit from one of the three measures of Coast Federal's regulatory capital and effected a five year phase-out of the Capital Credit from such inclusion in the other two measures.

Coast Federal alleges that FIRREA and the Capital Regulations constituted a breach by the United States of its contractual commitment regarding the regulatory capital treatment of the Capital Credit and an unlawful taking of Coast Federal's property rights in the Capital Credit. Coast Federal seeks damages for such breach by the United States of the alleged contract.

RELATED CASES

The Litigation is one of a number of cases filed against the federal government in the Claims Court involving acquisitions of failed savings institutions and alleging that the changes in regulatory capital calculation brought about by FIRREA and the Capital Regulations constitute a breach of the contract between the acquiring institution and the federal government. For purposes of the administration of such claims, the Claims Court bifurcated the trial proceedings in the first three of such cases to be heard by it (Winstar Corporation, et al.
v. United States, Docket No. 90-8C; Statesman Savings Holding Corp., et al. v. United States, Docket No. 90-773C (the "Statesman Case"); and Glendale Federal Bank v. United States, Docket No. 90-772C (the "Glendale Case"), which cases are collectively referred to herein as the "Related Cases"). In July 1992, the Claims Court ruled in favor of the plaintiffs in the Related Cases on the initial liability question, finding in each case that the plaintiff had a contract as alleged with the federal government and that the federal government is in breach of that contract as a result of the enactment of FIRREA and the issuance of the Capital Regulations thereunder. The decision of the Claims Court on liability was appealed by the federal government. After extended appellate proceedings, culminating in an appeal to the Supreme Court, the Supreme Court ruled in favor of the plaintiffs in the Related Cases in United States v. Winstar Corp., et al., No. 95-865 (the "Winstar Case").

The Glendale Case is currently in trial on the issue of damages resulting from the United States' breach of contract, with final arguments scheduled for September, 1998, and the Statesman Case is scheduled to begin trial on the same issue on May 18, 1998. In an attempt to manage the numerous cases against the federal government involving the calculation of regulatory capital as a result of the adoption of FIRREA, the Claims Court has determined that no other case, including the Litigation, will go to trial until the damages trials in both the Glendale Case and the Statesman Case have been completed. In addition, the Claims Court has designated twelve cases as priority cases (the "Priority Cases") which will be the first cases to go to trial following the trials on damages in the Glendale Case and the Statesman Case. The first of the Priority Cases is expected to begin trial in late 1998 or early 1999. The Litigation is scheduled to be among the first group of thirty cases to go to trial following completion of trial in the Priority Cases.

LIABILITY

The Claims Court stayed proceedings in each of the other cases against the federal government, including the Litigation, pending the outcome of the liability phase of the Related Cases. Subsequent to the Supreme Court's decision in the Winstar Case in July of 1996, such stay was lifted and Coast reinstated its motion for partial summary judgment as to the federal government's liability, which had been pending since March of 1993. On February 20, 1998 the United States filed its response to Coast Federal's motion. In its response, the Government stated that "at this point, entry of an order regarding the Government's liability would be appropriate. We believe that such an order should reflect the Government's concession that a contract existed with respect to Coast's claim for a capital credit to its net worth, and that the Government
acted inconsistently with the contract."   On March 23, 1998, Chief Judge Loren
A. Smith entered an order in the Litigation granting Coast Federal's motion for partial summary judgment as to liability with respect to the Coast Federal's claim for a capital credit to its net worth.

DAMAGES

Although Coast Federal has conducted preliminary reviews of the damages it believes it suffered as a result of the Government's actions, no conclusive determinations have been made regarding the amount or type of such damages. Each savings institution affected by FIRREA's and the Capital Regulations' limitation on the inclusion in regulatory capital of supervisory goodwill or FSLIC capital contributions reacted to the resulting reduction in their regulatory capital in an individual fashion dictated by the unique facts and circumstances faced by the institution. Accordingly, the extent and amount of damages awarded to each such institution that has brought an action against the federal government is expected to be fact specific. Even if the plaintiffs in the Related Cases are successful in securing damage awards, there can be no assurance that Coast Federal will obtain a damage award.

The United States has argued in the Related Cases that some or all of the damages alleged by the plaintiffs in the Related Cases are too speculative to permit a recovery. Any trial of Coast Federal's damage claims will occur after the trial of the damage phases of two of the Related Cases, and rulings in the Related Cases may adversely affect some or all of Coast Federal's damage claims. In addition, the Priority Cases are scheduled for trial before the damages phase of Coast Federal's case is likely to go to trial, and rulings in those cases may also adversely affect some or all of Coast Federal's damage claims. For these and related reasons, there can be no assurance as to the amount, if any, and type of damages that Coast Federal may recover. Without limiting the generality of the foregoing, there can be no assurance that Coast Federal will obtain any monetary recovery in the Litigation.

MANAGEMENT OF THE LITIGATION

Pursuant to the CPR Trust Agreement, the Litigation Trustees have sole and exclusive right to instruct Coast Federal and its successors with respect to the prosecution of the Litigation (including all decisions as to retention, dismissal and the terms of engagement of existing or new counsel for Coast Federal, which retention may involve fees that are partly contingent, and other advisors), and Ahmanson is required to cause Coast Federal and its successors to follow such instructions other than instructions that are not reasonable.

The Litigation Trustees have entered into a letter agreement with the law firm which has prosecuted the Litigation to date, Cooper, Carvin & Rosenthal (the "Firm"), dated February 13, 1998 (the "Letter Agreement"), pursuant to which the Firm agrees that it will not bill Coast Federal or the CPR Trust for any fees incurred subsequent to September 1, 1997 in excess of $7,650,000 (the "Cap"). In addition, up to $2 million of the Cap, i.e., any amounts over $5,650,000, will only be payable to the Firm out of the Commitment Amount, if any, when received by the CPR Trust from Ahmanson. In consideration of such limitations on the Firm's customary charges for professional services, the Letter Agreement provides that the CPR Trust will pay to the Firm, in addition to the Cap, a contingent incentive fee in the amount of one percent (1%) of the Commitment Amount, provided that no such incentive fee shall be payable in the events (1) that both Charles J. Cooper and Steven S. Rosenthal shall cease to be a partner of the Firm prior to a final decision, including appeals, or other final resolution of the Litigation, or (2) that either Mr. Cooper or Mr. Rosenthal shall cease to be a partner of the Firm prior to a final decision, including any appeals, or other final resolution of the Litigation, other than by death, disability, or appointment to federal office.

The CPR Trust Agreement also provides that the Litigation Trustees have the right, in their sole discretion, to instruct Coast Federal and its successors to dismiss, settle or cease prosecution of the Litigation at any time and on any terms, and Ahmanson is required by the CPR Trust Agreement to cause Coast Federal and its successors to follow such instructions other than instructions that are not reasonable.

The CPR Trust Agreement provides that as compensation, the CPR Trust will pay each Litigation Trustee, during the term of his service as a Litigation Trustee, fees of $400,000 per year for five years (except that if the Litigation is sooner terminated, the remainder of such fees (but in no event with respect to a period longer than the remainder of such year plus two additional years) will be accelerated upon final resolution of the Litigation and receipt by the Ahmanson Group of the Litigation Proceeds), plus reimbursement of all reasonable out-of-pocket expenses. If the services of the Litigation Trustees continue to be necessary after the initial five-year period or such receipt of Litigation Proceeds, the Litigation Trustees shall be entitled to a fee of $200 per hour until termination of the CPR Trust. Pursuant to the CPR Trust Agreement, each Litigation Trustee may, but is not obligated to, defer all or part of his compensation until 30 days after the earliest to occur of (i) the date on which he elected to defer such compensation, (ii) the date he ceases to be a Litigation Trustee, and (iii) the date of the receipt of the Commitment Amount in full by the CPR Trust. Any Litigation Trustee electing to so defer will receive the compensation he would have received plus an amount, calculated on a monthly basis during the period of deferral (and included in the amount deferred), equal to the product of the monthly balance of the amount deferred and an annual rate equal to the Reference Rate, as defined in the CPR Trust Agreement, plus 250 basis points. For the year ending December 31, 1998, Mr. Martin, Mr. Hunt, Mr. Barritt and Mr. Raiden have elected to defer one-half of their 1998 compensation.

SUMMARY FINANCIAL INFORMATION

The CPR Trust has no revenues. The Expense Fund is the CPR Trust's only source of funding for payment of expenses and operations. Following is a statement that details the activity in the Expense Fund and expenses that have been accrued but not yet paid for the quarter ended March 31, 1998, as well as the balance of the Expense Fund that was available for payment of future expenses as of March 31, 1998.

Initial deposit by Ahmanson                                $19,884,294
Disbursements:
  Litigation Trustee fees                                    (100,000)
  Litigation and trust administration                         (32,500)
  Outside legal counsel                                        (4,027)
  Premises and equipment                                      (47,306)
  Insurance                                                (1,002,596)
  Office expenses                                              (7,826)
                                                          -----------
     Expense Fund balance as of March 31, 1998             18,690,039
Accrued expenses:
  Deferred Litigation Trustee fees                           (100,000)
  Accrued interest on deferred Litigation Trustee fees           (764)
                                                          -----------
     Expense Fund balance available for future expenses   $18,589,275
                                                          ===========

In addition, $7,984 of expenses were accrued during the quarter ended March 31, 1998, for interest payable to Ahmanson on disbursements from the Expense Fund. Payment of such accrued interest payable is contingent upon receipt of the Commitment Amount.

Expenses for "Litigation and trust administration" refer to fees paid to three individuals retained by the CPR Trust to provide litigation and trust administration support services. The expenditure of insurance includes $1,000,000 for a single premium policy of indemnity insurance for the life of the CPR Trust.

The amounts in the Expense Fund will be applied to a variety of expenses, including the costs of prosecuting the Litigation (including the fees and expenses of counsel, experts, support staff and consultants), compensation of the Institutional Trustee, the Delaware Trustee and the Litigation Trustees, the CPR Trust's indemnification obligations (see "The CPR Certificates Indemnification Obligations of the CPR Trust; Liability Insurance") and liability insurance for the CPR Trust's indemnification obligations and any liabilities of the

Litigation Trustees. To the extent that Coast Federal and its successors must engage in protracted litigation, such fees and expenses may increase significantly, and there is no assurance that the Expense Fund will be sufficient to cover such fees and expenses.

The CPR Trust may issue additional CPR Certificates that represent pro rata interests in the assets of the CPR Trust in order to pay expenses. However, it may not be possible to obtain purchasers of the additional CPR Certificates and there is no assurance that the terms of any such purchases would be reasonable. In the event additional CPR Certificates are issued and existing CPR Certificate holders are not given the opportunity to purchase, or do not purchase a pro rata amount in such issuance, such CPR Certificate holders' indirect interest in the Payment Amount will be diluted. The CPR Trust will be authorized to borrow additional funds for the sole purpose of funding expenses of the CPR Trust, but only if such borrowings represent debt of the CPR Trust (and not ownership interests) for federal income tax purposes. Furthermore, it may not be possible for the CPR Trust to borrow funds (and, if it is able to borrow funds, there can be no assurance as to the terms upon which such borrowings may be available).

       COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

                    PART II  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

The Registrant has no litigation currently pending.  For a discussion of Coast
                                                                         -----
Federal Bank, FSB v. The United States, see PART 1, Item 2. "Management's
--------------------------------------
Discussion and Analysis of Financial Condition and Results of Operations The Litigation."

Items 2 through 5 are not applicable or the answers are negative.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
    (a)     Exhibits

    10.1 Contingent Fee Agreement with Cooper, Carvin & Rosenthal, dated February 13, 1998.

    27.     Financial Data Schedule

    (b)     Reports on Form 8-K

During the quarter for which this report is filed, the following Forms 8-K were filed:

     1. February 17, 1998, Item 5, Other Events. Disclosure of the filing by the Registrant with the SEC of the Amended and Restated Declaration of Trust.

     2. February 23, 1998, Item 5, Other Events. Press release regarding United States' response to Coast Federal's motion for partial summary judgment in the Litigation.

     3. March 25, 1998, Item 5, Other Events. Press release regarding entry of order relating to liability in favor of Coast Federal in the Litigation.

                         SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             COAST FEDERAL LITIGATION
                             CONTINTENT PAYMENT RIGHTS TRUST
                             -------------------------------
                                   (Registrant)


                            /s/ Ray Martin
                            -------------------------------------
                            Ray Martin, Litigation Trustee


                            /s/ Robert L. Hunt II
                            -------------------------------------
                            Robert L. Hunt II, Litigation Trustee


                            /s/ Norman H. Raiden
                            -------------------------------------
                            Norman H. Raiden, Litigation Trustee


                            /s/ James F. Barritt
                            -------------------------------------
                            James F. Barritt, Litigation Trustee



Dated:   May 12, 1998