Form 10-Q
period 1998-06-30
COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
filed 1998-08-14
CIK 1052801

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q



(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1998

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

                       Commission file number 333-44155
                       --------------------------------

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                      13-7140975
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 Incorporation or organization)                     Identification No.)

E.A. Delle Donne Corporate Center, Montgomery Building, 1011 Centre Road,
Wilmington, Delaware                                         19805-1266
----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                (302) 636-3300
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of August 3, 1998, the registrant had 20,283,360 contingent payment rights certificates, no par value, outstanding.

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

GENERAL

The Coast Federal Litigation Contingent Payment Rights Trust (the "CPR Trust") is a statutory business trust created under Delaware law on January 8, 1998. The CPR Trust was created by Coast in connection with its merger, effected on February 13, 1998 (the "Merger"), with and into H. F. Ahmanson & Co. ("Ahmanson"), for the purpose of holding the Commitment Agreement entered into by Ahmanson and the CPR Trust, dated as of February 13, 1998 (the "Commitment"). The Commitment represents Ahmanson's obligation to pay to the CPR Trust an amount equal to any net after-tax proceeds, as more particularly defined in the CPR Trust Agreement referred to below (the "Commitment Amount"), that may be received by Coast's wholly-owned subsidiary, Coast Federal Bank, FSB ("Coast Federal") (or its successor), from Coast Federal's regulatory capital litigation claims against the United States government in the case entitled Coast Federal Bank, Federal Savings Bank v. United States, No. 92-466C (Cl. Ct. filed July 9,
1992) (the "Litigation"). Subsequent to the merger, Ahmanson merged Coast Federal with and into Ahmanson's wholly-owned subsidiary, Home Savings of America, FSB ("Home Savings"), with Home Savings as the successor institution.

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

On July 9, 1992, Coast Federal commenced litigation entitled Coast Federal Bank, Federal Savings Bank v. United States, Civil Action Number 92-466C, against the United States in the U.S. Claims Court (now the U.S. Court of Federal Claims, the "Claims Court") alleging that the United States is in breach of a contract with Coast Federal and has unlawfully taken Coast Federal's property without just compensation or due process of law in violation of the U.S. Constitution. As further described below, Coast Federal's claims arose from changes, mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and certain regulations promulgated thereunder, with respect to the rules for computing Coast Federal's regulatory capital.

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

RELATED CASES

The Litigation is one of a number of cases filed against the federal government in the Claims Court involving acquisitions of failed savings institutions and alleging that the changes in regulatory capital calculations brought about by FIRREA and the Capital Regulations constitute a breach of the contract between the acquiring institution and the federal government. For purposes of the administration of such claims, the Claims Court bifurcated the trial proceedings in the first three of such cases to be heard by it (Winstar Corporation, et al.
v. United States, Docket No. 90-8C; Statesman Savings Holding Corp., et al. v. United States, Docket No. 90-773C (the "Statesman Case"); and Glendale Federal Bank v. United States, Docket No. 90-772C (the "Glendale Case"), which cases are collectively referred to herein as the "Related Cases"). In July 1992, the Claims Court ruled in favor of the plaintiffs in the Related Cases on the initial liability question, finding in each case that the plaintiff had a contract as alleged with the federal government and that the federal government is in breach of that contract as a result of the enactment of FIRREA and the issuance of the Capital Regulations thereunder. The decision of the Claims Court on liability was appealed by the federal government. After extended appellate proceedings, culminating in an appeal to the Supreme Court, the Supreme Court ruled in favor of the plaintiffs in the Related Cases in United States v. Winstar Corp., et al., No. 95-865 (the "Winstar Case").

The Glendale Case is currently in trial on the issue of damages resulting from the United States' breach of contract, with final arguments scheduled for September 1998. The trial of the Statesman Case commenced in May of 1998, but the government and the plaintiffs in that case reached a settlement prior to completion of the trial.

In an attempt to manage the numerous cases against the federal government involving the calculation of regulatory capital as a result of the adoption of FIRREA (all such cases, the "Regulatory Capital Cases"), the Claims Court has designated twelve cases as priority cases (the "Priority Cases") which will be the first cases to go to trial following the trials on damages in the Glendale Case. The first of the Priority Cases is expected to begin trial in early 1999. The Litigation is scheduled to be among the first group of thirty cases to go to trial following completion of trial in the Priority Cases.

LIABILITY

The Claims Court stayed proceedings in each of the other cases against the federal government, including the Litigation, pending the outcome of the liability phase of the Related Cases. Subsequent to the Supreme Court's decision in the Winstar Case in July of 1996, such stay was lifted and Coast reinstated its motion for partial summary judgment as to the federal government's liability, which had been pending since March of 1993. On February 20, 1998, the United States filed its response to Coast Federal's motion. In its response, the Government stated that "at this point, entry of an order regarding the Government's liability would be appropriate. We believe that such an order should reflect the Government's concession that a contract existed with respect to Coast's claim for a capital credit to its net worth, and that the Government acted inconsistently with the contract." On March 23, 1998, Claims Court Chief Judge Loren A. Smith entered an order in the Litigation granting Coast Federal's motion for partial summary judgment as to liability with respect to Coast Federal's claim for a capital credit to its net worth.

DAMAGES

Although Coast Federal has conducted preliminary reviews of the damages it believes it suffered as a result of the Government's actions, Coast has not made a final determination regarding the amount or type of such damages it will seek to recover. Each savings institution affected by FIRREA's and the Capital Regulations' limitation on the inclusion in regulatory capital of supervisory goodwill or FSLIC capital contributions reacted to the resulting reduction in their regulatory capital in an individual fashion dictated by the unique facts and circumstances faced by the institution. Accordingly, the extent and amount of damages awarded to each such institution that has brought an action against the federal government is expected to be fact-specific. Even if the plaintiff in the Glendale Case is successful in securing a damage award, there can be no assurance that Coast Federal will obtain a damage award.

In response to the Government's request, Coast Federal has agreed to participate in the alternative dispute resolution process (the "ADR Process") established by Judge Smith in his order dated March 3, 1998 with respect to the Regulatory Capital Cases. Pursuant to the order, dated July 7, 1998, of Judge Lawrence S. Margolis, the Claims Court judge appointed to implement the ADR Process, the plaintiffs in the Litigation and two other Regulatory Capital Cases submitted statements of their claims for damages for consideration by the Government and the Claims Court on August 3, 1998, the Government's responses are to be submitted to the respective plaintiffs and the Claims Court on September 28, 1998, and the respective parties are then required to meet with the Claims Court on October 8, 1998 to discuss whether any possibility of settling the respective lawsuits exists. While Coast Federal anticipates a good faith settlement effort by all parties, in light of the magnitude of the damages in Coast Federal's case and the complexities of the issues involved, Coast Federal believes that reaching a settlement of the Litigation would be difficult. Coast Federal anticipates that future filings in connection with the ADR Process, including the statements setting forth the plaintiffs' preliminary claims for damages in their respective cases, will be filed with the Claims Court under the seal of the Court and will therefore not be publicly available.

The United States has argued in the Related Cases that some or all of the damages alleged by the plaintiffs in the Related Cases are too speculative to permit a recovery. Any trial of Coast Federal's damage claims will occur after the trial of the damage phases of the Glendale Case, and rulings in the Glendale Case may adversely affect some or all of Coast Federal's damage claims. In addition, the Priority Cases are scheduled for trial before the damages phase of Coast Federal's case is likely to go to trial, and rulings in those cases may also adversely affect some or all of Coast Federal's damage claims. For these and related reasons, there can be no assurance as to the type or amount, if any, of damages that Coast Federal may recover. Without limiting the generality of the foregoing, there can be no assurance that Coast Federal will obtain any monetary or other recovery in the Litigation.

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

The Litigation Trustees have entered into a letter agreement with the law firm which has prosecuted the Litigation to date, Cooper, Carvin & Rosenthal (the "Firm"), dated February 13, 1998 (the "Letter Agreement"), pursuant to which the Firm agrees that it will not bill Coast Federal or the CPR Trust for any fees incurred subsequent to September 1, 1997 in excess of $7,650,000 (the "Cap"). In addition, up to $2 million of the Cap, i.e., any amounts over $5,650,000, will only be payable to the Firm out of the Commitment Amount, if any, when received by the CPR Trust from Ahmanson. In consideration of such limitations on the Firm's customary charges for professional services, the Letter Agreement provides that the CPR Trust will pay to the Firm, in addition to the Cap, a contingent incentive fee in the amount of one percent (1%) of the Commitment Amount, provided that no such incentive fee shall be payable in the events (1) that both Charles J. Cooper and Steven S. Rosenthal shall cease to be partners of the Firm prior to a final decision, including appeals, or other final resolution of the Litigation, or (2) that either Mr. Cooper or Mr. Rosenthal shall cease to be a partner of the Firm prior to a final decision, including any appeals, or other final resolution of the Litigation, other than by death, disability, or appointment to federal office.

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

The CPR Trust Agreement provides that as compensation the CPR Trust will pay each Litigation Trustee, during the term of his service as a Litigation Trustee, fees of $400,000 per year for five years (except that if the Litigation is sooner terminated, the remainder of such fees (but in no event with respect to a period longer than the remainder of such year plus two additional years) will be accelerated upon final resolution of the Litigation and receipt by Ahmanson of the Litigation Proceeds), plus reimbursement of all reasonable out-of-pocket expenses. If the services of the Litigation Trustees continue to be necessary after the initial five-year period or such receipt of Litigation Proceeds, the Litigation Trustees shall be entitled to a fee of $200 per hour until termination of the CPR Trust. Pursuant to the CPR Trust Agreement, each Litigation Trustee may, but is not obligated to, defer all or part of his compensation until 30 days after the earliest to occur of (i) the date on which he elected to defer such compensation, (ii) the date he ceases to be a Litigation Trustee, and (iii) the date of the receipt of the Commitment Amount in full by the CPR Trust. Any Litigation Trustee electing to so defer will receive the compensation he would have received plus an amount, calculated on a monthly basis during the period of deferral (and included in the amount deferred), equal to the product of the monthly balance of the amount deferred and an annual rate equal to the Reference Rate, as defined in the CPR Trust Agreement, plus 250 basis points. For the year ending December 31, 1998, Mr. Martin, Mr. Hunt, Mr. Barritt and Mr. Raiden have elected to defer one-half of their 1998 compensation.

SUMMARY FINANCIAL INFORMATION

The CPR Trust has no revenues. The Expense Fund is the CPR Trust's only source of funding for the payment of expenses and operations. Following is a statement that details the activity in the Expense Fund, and expenses that have been accrued but not yet paid for the three months ended June 30, 1998, and for the period February 13, 1998 (the date of commencement of operations of the CPR Trust) through June 30, 1998, as well as the balance of the Expense Fund that was available to cover future expenses as of June 30, 1998.

                                                                                 For the Period
                                                             For the Three    February 13, 1998
                                                              Months Ended              Through
                                                             June 30, 1998        June 30, 1998
                                                             -------------    -----------------
Initial deposit by Ahmanson                                                         $19,884,294
Expense Fund balance available for future
   Expenses as of March 31, 1998                               $18,589,275
Disbursements:
   Litigation Trustee fees                                        (133,333)            (233,333)
   Litigation and trust administration                             (43,333)             (75,833)
   Outside legal counsel and expert fees                           (50,237)             (54,264)
   Premises and equipment                                          (43,016)             (90,322)
   Insurance                                                          (653)          (1,003,249)
   Office expenses                                                  (5,781)             (13,607)
                                                                                    -----------
      Expense Fund balance as of June 30, 1998                                       18,413,686
Accrued expenses:
   Deferred Litigation Trustee fees                               (200,000)            (300,000)
   Accrued Litigation Trustee fees                                 (66,667)             (66,667)
   Accrued litigation and trust administration fees                (21,667)             (21,667)
   Accrued outside legal counsel and expert fees                  (150,000)            (150,000)
   Accrued interest on deferred Litigation Trustee fees             (6,184)              (6,948)
                                                               -----------          -----------
      Expense Fund balance available
         for future expenses                                   $17,868,404          $17,868,404
                                                               ===========          ===========

In addition, $27,394 of expenses were accrued through June 30, 1998, for interest payable to Ahmanson on disbursements from the Expense Fund. Payment of such accrued interest payable is contingent upon receipt of sufficient Litigation Proceeds.

Expenses for "Litigation and trust administration" refer to fees paid to three individuals retained by the CPR Trust to provide litigation and trust administration support services. The expense for insurance includes
$1 million for a single premium policy of indemnity insurance for the life of the CPR Trust.

The amounts in the Expense Fund will be applied to a variety of expenses, including the costs of prosecuting the Litigation (including the fees and expenses of counsel, experts, support staff and consultants), compensation of the Institutional Trustee, the Delaware Trustee and the Litigation Trustees, the CPR Trust's indemnification obligations, liability insurance for the CPR Trust's indemnification obligations and any liabilities of the Litigation Trustees. To the extent that Coast Federal and its successors must engage in protracted litigation, such fees and expenses may increase significantly, and there can be no assurance that the Expense Fund will be sufficient to cover such fees and expenses.

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

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

                          PART II  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

The Registrant has no litigation currently pending. For a discussion of Coast Federal Bank, FSB v. The United States, see PART 1, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - The Litigation."

Items 2 through 5 are not applicable or the answers are negative.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

           27.   Financial Data Schedule

           99.1  Press release dated July 29, 1998 regarding ADR Process.

(b)     Reports on Form 8-K

During the quarter for which this report is filed, no reports on Form 8-K were filed.

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


DATED: August 13, 1998