Form 10-Q
period 1998-09-30
COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
filed 1998-11-12
CIK 1052801

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q


(Mark One)

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1998

                                      OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

                       Commission file number 333-44155
                       --------------------------------

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                                       13-7140975
---------------------------------                  -------------------
(State or other jurisdiction of                      (I.R.S. Employer
Incorporation or organization)                     Identification No.)

E.A. Delle Donne Corporate Center, Montgomery Building, 1011 Centre Road,
Wilmington, Delaware                                         19805-1266
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of November 2, 1998, the registrant had 20,283,360 contingent payment rights certificates, no par value, outstanding.

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

GENERAL

The Coast Federal Litigation Contingent Payment Rights Trust (the "CPR Trust") is a statutory business trust created under Delaware law on January 8, 1998. The CPR Trust was created by Coast in connection with its merger, effected on February 13, 1998 (the "Merger"), with and into H. F. Ahmanson & Co. ("Ahmanson"), for the purpose of holding the Commitment Agreement entered into by Ahmanson and the CPR Trust, dated as of February 13, 1998 (the "Commitment"). The Commitment represents Ahmanson's obligation to pay to the CPR Trust an amount equal to any net after-tax proceeds, as more particularly defined in the CPR Trust Agreement referred to below (the "Commitment Amount"), that may be received by Coast's wholly-owned subsidiary, Coast Federal Bank, FSB ("Coast Federal") (or its successor), from Coast Federal's regulatory capital litigation claims against the United States government in the case entitled Coast Federal Bank, FSB v. United States, No. 92-466C (Cl. Ct. filed July 9, 1992) (the "Litigation"). Subsequent to the merger, Ahmanson merged Coast Federal with and into Ahmanson's wholly-owned subsidiary, Home Savings of America, FSB ("Home Savings"), with Home Savings being the successor institution.

Ahmanson merged into Washington Mutual, Inc. ("WAMU") on October 3, 1998 and Home Savings was thereafter merged into WAMU's wholly-owned subsidiary Washington Mutual Bank, F.A.

The governing instrument of the CPR Trust is the Amended and Restated Declaration of Trust, dated as of February 13, 1998 (the "CPR Trust Agreement"), entered into among Coast, the Litigation Trustees, Bankers Trust Company (the "Institutional Trustee") and Bankers Trust (Delaware) (the "Delaware Trustee"). Pursuant to the CPR Trust Agreement, the four senior executives of Coast with knowledge of the facts underlying the Litigation were appointed as "Litigation Trustees" of the CPR Trust, and were given full authority to make all decisions on behalf of Coast Federal (and its successors) with respect to the prosecution and resolution of the Litigation.

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

Within 60 days of the receipt of any Commitment Amount, the CPR Trust is required under the CPR Agreement to pay such amounts (other than $10 million or such greater amount as the Litigation Trustees reasonably determine may be reasonably likely to be required to pay additional expenses or to satisfy the CPR Trust's indemnification obligations (the "Retained Amount")) less the amount of any accrued but unpaid expenses payable by the CPR Trust but not covered by the Expense Fund, to the holders of the CPR Certificates as of a record date to be set by the Litigation Trustees. The Retained Amount will be retained for a period of two years, or such longer period as the Litigation Trustees reasonably determine may be required.

The Litigation Trustees maintain an office at 136 South Oak Knoll Avenue, Suite 320, Pasadena, California 91101, for the purpose of pursuing the Litigation and administering their other duties under the CPR Trust Agreement.

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

Pursuant to FIRREA, which became effective on August 9, 1989, the FSLIC and the FHLBB were eliminated and were replaced as the regulators of federally insured savings institutions by the Office of Thrift Supervision (the "OTS"). In regulations implementing FIRREA (the "Capital Regulations") and subsequent actions, the OTS took the position that the Capital Credit should be classified as supervisory goodwill, as defined in the Capital Regulations, which action resulted in an immediate exclusion of the Capital Credit from one of the three measures of Coast Federal's regulatory capital and effected a five year phase-out of the Capital Credit from such inclusion in the other two measures.

Coast Federal alleges that FIRREA and the Capital Regulations constituted a breach by the United States of its contractual commitment regarding the regulatory capital treatment of the Capital Credit and an unlawful taking of Coast Federal's property rights in the Capital Credit. Coast Federal seeks damages for such breach of the alleged contract by the United States.

RELATED CASES

The Litigation is one of a number of cases filed against the federal government in the Claims Court involving acquisitions of failed savings institutions and alleging that the changes in regulatory capital calculations brought about by FIRREA and the Capital Regulations constitute a breach of the contract between the acquiring institution and the federal government. For purposes of the administration of such claims, the Claims Court bifurcated the trial proceedings in the first three of such cases to be heard by it (Winstar Corporation, et al.
v. United States, Docket No. 90-8C; Statesman Savings Holding Corp., et al. v. United States, Docket No. 90-773C (the "Statesman Case"); and Glendale Federal Bank v. United States, Docket No. 90-772C (the "Glendale Case"), which cases are collectively referred to herein as the "Related Cases"). In July 1992, the Claims Court ruled in favor of the plaintiffs in the Related Cases on the initial question of liability, finding in each case that the plaintiff had a contract as alleged with the federal government and that the federal government is in breach of that contract as a result of the enactment of FIRREA and the issuance of the Capital Regulations thereunder. The decision of the Claims Court on liability was appealed by the federal government. After extended appellate proceedings, culminating in an appeal to the Supreme Court, the Supreme Court ruled in favor of the plaintiffs in the Related Cases in United States v. Winstar Corp., et al., No. 95-865 (the "Winstar Case").

The trial in the Glendale Case on the issue of damages resulting from the United States' breach of contract concluded in September 1998 and the Judge in that case has stated that he anticipates releasing his ruling in late 1998 or early 1999. The trial of the Statesman Case commenced in May of 1998, but the government and the plaintiffs in that case reached a settlement prior to completion of the trial.

In an attempt to manage the numerous cases against the federal government involving the calculation of regulatory capital as a result of the adoption of FIRREA (all such cases, the "Regulatory Capital Cases"), the Claims Court has designated twelve cases as priority cases (the "Priority Cases") which will be the first cases to go to trial following the trials on damages in the Glendale Case. The first of the Priority Cases is expected to begin trial in December 1998. The Litigation is scheduled to be among the first group of thirty cases to go to trial following completion of trial in the Priority Cases.

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

In response to the federal government's request, Coast Federal agreed to participate in the alternative dispute resolution process (the "ADR Process") established by Judge Smith in his order dated March 3, 1998 with respect to the Regulatory Capital Cases. Pursuant to the order, dated July 7, 1998, of Judge Lawrence S. Margolis, the Claims Court judge appointed to implement the ADR Process, the plaintiffs in the Litigation and two other Regulatory Capital Cases submitted statements of their claims for damages for consideration by the government and the Claims Court on August 3, 1998, the government responded to the respective plaintiffs in early October 1998, and the respective parties were scheduled to then meet with the Claims Court to discuss whether any possibility of settling the respective lawsuits existed. However, with respect to the Litigation, by Order dated October 22, 1998, Judge Margolis released the parties from further participation in the ADR Process following the communication by the parties to Judge Margolis of their mutual agreement that such participation was not likely to be fruitful.

The United States has argued in the Related Cases that some or all of the damages alleged by the plaintiffs in the Related Cases are too speculative to permit a recovery. Any trial of Coast Federal's damage claims will occur after the trial of the damage phases of the remaining Related Cases, and rulings in the Related Cases may adversely affect some or all of Coast Federal's damage claims. In addition, the Priority Cases are scheduled for trial before the damages phase of Coast Federal's case is likely to go to trial, and rulings in those cases may also adversely affect some or all of Coast Federal's damage claims. For these and related reasons, there can be no assurance as to the type or amount, if any, of damages that Coast Federal may recover. Without limiting the generality of the foregoing, there can be no assurance that Coast Federal will obtain any monetary or other recovery in the Litigation.

MANAGEMENT OF THE LITIGATION

Pursuant to the CPR Trust Agreement, the Litigation Trustees have sole and exclusive right to instruct Coast Federal and its successors with respect to the prosecution of the Litigation (including all decisions as to retention, dismissal and the terms of engagement of existing or new counsel for Coast Federal, which retention may involve fees that are partly contingent, and other advisors). The CPR Trust Agreement also provides that the Litigation Trustees have the right, in their sole discretion, to instruct Coast Federal and its successors to dismiss, settle or cease prosecution of the Litigation at any time and on any terms; Ahmanson, including any successor, is required by the CPR Trust Agreement to cause Coast Federal and its successors to follow such instructions from the Litigation Trustees other than instructions that are not reasonable.

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

SUMMARY FINANCIAL INFORMATION

The CPR Trust has no revenues. The Expense Fund is the CPR Trust's only source of funding for the payment of expenses and operations. Following is a statement that details the activity in the Expense Fund, and expenses that have been accrued but not yet paid for the three months ended September 30, 1998, and for the period February 13, 1998 (the date of commencement of operations of the CPR Trust) through September 30, 1998, as well as the balance of the Expense Fund that was available to cover future expenses as of September 30, 1998.

                                                                             For the Period
                                                   For the Three            February 13, 1998
                                                   Months Ended                  Through
                                                  September 30, 1998        September 30, 1998
                                                 -------------------      ---------------------
Initial deposit by Ahmanson                                                         $19,884,294
Expense Fund balance available for future
   Expenses as of June 30, 1998                         $17,868,404
Disbursements:
   Litigation Trustee fees                                 (200,000)                   (433,333)
   Litigation and trust administration                      (65,000)                   (140,833)
   Outside legal counsel and expert fees                   (325,944)                   (380,208)
   Premises and equipment                                   (14,900)                   (105,222)
   Insurance                                                      -                  (1,003,249)
   Office expenses                                          (11,783)                    (25,390)
                                                        -----------                 -----------
      Expense Fund balance as of
         September 30, 1998                                                          17,796,059
Accrued expenses:
   Deferred Litigation Trustee fees                        (200,000)                   (500,000)
   Accrued Litigation Trustee fees                                -                     (66,667)
   Accrued litigation and trust
      administration fees                                         -                     (21,667)
   Decrease (increase) in accrual for outside
      legal counsel and expert fees                          50,000                    (100,000)
   Accrued interest on deferred Litigation
      Trustee fees                                          (12,101)                    (19,049)
                                                        -----------                 -----------
      Expense Fund balance available
         for future expenses as of
         September 30, 1998                             $17,088,676                 $17,088,676
                                                        ===========                 ===========

In addition, $101,948 of expense was accrued through September 30, 1998, for interest payable to Ahmanson on disbursements from the Expense Fund. Payment of such accrued interest payable is contingent upon receipt of sufficient Litigation Proceeds to make any such payments.

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

The CPR Trust may issue additional CPR Certificates that represent pro rata interests in the assets of the CPR Trust in order to pay expenses. However, it may not be possible to obtain purchasers of the additional CPR Certificates and there is no assurance that the terms of any such purchases would be reasonable. In the event additional CPR Certificates are issued and existing CPR Certificate holders are not given the opportunity to purchase, or do not purchase, a pro rata amount in such issuance, such CPR Certificate holders' indirect interest in the Payment Amount will be diluted. The CPR Trust will be authorized to borrow additional funds for the sole purpose of funding expenses of the CPR Trust, but only if such borrowings represent debt of the CPR Trust (and not ownership interests therein) for federal income tax purposes. Furthermore, it may not be possible for the CPR Trust to borrow funds and, if it is able to borrow funds, there can be no assurance as to the terms upon which such borrowings may be available.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

                          PART II  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

For a discussion of Coast Federal Bank, FSB v. The United States, which is the Litigation to which the Registrant's CPR Certificates relate, see PART 1, Item
2. "Management's Discussion and Analysis of Financial Condition and Results of Operations The Litigation."

Items 2 through 5 are not applicable or the answers are negative.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

               27.  Financial Data Schedule

(b)    Reports on Form 8-K

On October 28, 1998, the registrant filed a report on Form 8-K attaching its press release dated October 27, 1998 and reporting that Judge Margolis' has released the parties to the Litigation from the previously reported ADR Process.

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



Dated:   November 10, 1998