Form 10-K405
period 1998-12-31
COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
filed 1999-03-31
CIK 1052801

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


(Mark One)
|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (fee required)

      For the fiscal year ended December 31, 1998

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (no fee required)

      For the Transition Period From ________ To ________


                       Commission file Number 333-44155

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
            (Exact name of registrant as specified in its charter)

       DELAWARE                               13-7140975
   (State of Incorporation)        (I.R.S. Employer Identification No.)

E.A. Delle Donne Corporate Center, Montgomery Building, 1011 Centre Road,
Wilmington, Delaware                                         19805-1266
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (302) 636-3300

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Contingent Payment Rights Certificates
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.    Yes X    No

At March 3, 1999 the aggregate market value of registrant's securities (consisting solely of the Contingent Payment Rights Certificates (the "CPR Certificates")) held by nonaffiliates of the registrant, based on the average bid and asking price of the CPR Certificates on that date of $6.69 per Certificate, was approximately $138.5 million.

At March 3, 1999 there were 20,703,817 CPR Certificates, no par value, outstanding.

Documents incorporated by reference:

                                     None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

                               Table of Contents
------------------------------------------------------------------------------

PART I

Item 1.    Business.......................................................  3

Item 2.    Properties.....................................................  3

Item 3.    Legal Proceedings..............................................  3

Item 4.    Submission of Matters to a Vote of Security Holders............  3


PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters....................................  3

Item 6.    Selected Financial Data........................................  3

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................  3

Item 8.    Financial Statements and Supplementary Data.................... 10

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................ 14


PART III

Item 10.   Directors and Executive Officers of the Registrant............. 15

Item 11.   Executive Compensation......................................... 15

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management.......................................... 15

Item 13.   Certain Relationships and Related Transactions................. 15

PART IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K............................................ 15

PART I

ITEM 1.  BUSINESS

The information required by this Item is set forth under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

ITEM 2.  PROPERTIES

The CPR Trust leases an office at 136 South Oak Knoll Avenue, Suite 320, Pasadena, California 91101.

ITEM 3.  LEGAL PROCEEDINGS

The CPR Trust is not a party to any legal proceedings. For a discussion of Coast Federal Bank, FSB v. The United States, which is the Litigation to which the Registrant's CPR Certificates relate, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - The Litigation."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

The CPR Certificates trade on The NASDAQ Stock Market under the symbol CCPRZ. The CPR Certificates' first year of trading was 1998.

-----------------------------------
                         1998
                     High     Low
-----------------------------------

First Quarter       $16.31   $13.50
Second Quarter       17.13    14.25
Third Quarter        15.31     9.06
Fourth Quarter       10.56     5.00
-----------------------------------

As of February 11, 1999, there were approximately 2,972 beneficial owners of the CPR Certificates. No dividends were declared or paid on the CPR Certificates in 1998. For a description of the CPR Certificates, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

ITEM 6.  SELECTED FINANCIAL DATA

See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary Financial Information."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Ahmanson merged into Washington Mutual, Inc. ("WAMU") on October 3, 1998, and Home Savings was thereafter merged into WAMU's wholly-owned subsidiary Washington Mutual Bank, F.A.

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

The assets of the CPR Trust consist solely of the Commitment and the right to draw on amounts in the Expense Fund for purposes of funding expenses of the CPR Trust, including expenses of the Litigation, fees and expenses of the Litigation Trustees and all administrative expenses. Under the CPR Trust Agreement, Ahmanson agreed to provide the sum of $19,884,294 (which is equal to $20 million less expenses related to the Litigation incurred by Coast Federal between September 1, 1997 and February 13, 1998) (the "Expense Fund") to fund the Litigation and other expenses of the CPR Trust, which amount is to be reimbursed to Ahmanson from any proceeds of the Litigation, including any amounts received in settlement of the Litigation, prior to the payment of any amounts to holders of the CPR Certificates. The Expense Fund is on deposit in a non-interest bearing demand deposit account established by Ahmanson in the name of the CPR Trust.

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

Pursuant to FIRREA, which became effective on August 9, 1989, the FSLIC and the FHLBB were eliminated and were replaced as the regulators of federally insured savings institutions by the Office of Thrift Supervision (the "OTS"). In regulations implementing FIRREA (the "Capital Regulations") and subsequent actions, the OTS took the position that the Capital Credit should be classified as supervisory goodwill, as defined in the Capital Regulations, which action resulted in an immediate exclusion of the Capital Credit from one of the three measures of Coast Federal's regulatory capital, and effected a five year phase-out of the Capital Credit from such inclusion in the other two measures.

Coast Federal alleges that FIRREA and the Capital Regulations constituted a breach by the United States of its contractual commitment regarding the regulatory capital treatment of the Capital Credit and an unlawful taking of Coast Federal's property rights in the Capital Credit. Coast Federal seeks damages for such breach of the alleged contract by the United States.

RELATED CASES

The Litigation is one of a number of cases filed against the federal government in the Claims Court involving acquisitions of failed savings institutions and alleging that the changes in regulatory capital calculations brought about by FIRREA and the Capital Regulations constitute a breach of the contract between the acquiring institution and the federal government. For purposes of the administration of such claims, the Claims Court bifurcated the trial proceedings in the first three of such cases to be heard by it (Winstar Corporation, et al.
v. United States, Docket No. 90-8C; Statesman Savings Holding Corp., et al. v. United States, Docket No. 90-773C (the "Statesman Case"); and Glendale Federal Bank v. United States, Docket No. 90-772C (the "Glendale Case"), which cases are collectively referred to herein as the "Related Cases"). In July 1992, the Claims Court ruled in favor of the plaintiffs in the Related Cases on the initial question of liability, finding in each case that the plaintiff had a contract as alleged with the federal government and that the federal government is in breach of that contract as a result of the enactment of FIRREA and the issuance of the Capital Regulations thereunder. The decision of the Claims Court on liability was appealed by the federal government. After extended appellate proceedings, culminating in an appeal to the Supreme Court, the Supreme Court ruled in favor of the plaintiffs in the Related Cases in United States v. Winstar Corp., et al., 518 U.S. 839 (1996) (the "Winstar Case").

Post-trial arguments in the Glendale Case on the issue of damages resulting from the United States' breach of contract occurred in September 1998 and the Judge in that case has designated April 9, 1999, as the date that he anticipates releasing his ruling on damages. The trial of the Statesman Case commenced in May of 1998, but the government and the plaintiffs in that case reached a settlement prior to completion of the trial.

In an attempt to manage the numerous cases against the federal government involving the calculation of regulatory capital as a result of the adoption of FIRREA (all such cases being referred to herein as the "Regulatory Capital Cases"), twelve cases were designated as priority cases (the "Priority Cases") which will be the first cases to go to trial following the trial on damages in the Glendale Case. Closing arguments in the first of the Priority Cases to go to trial, California Federal Bank v. the United States, Docket No. 92-138C (the "CalFed Case"), took place on March 3, 1999. The Judge in the CalFed Case has not indicated when he will conclude and file his opinion. Another Priority Case, LaSalle Talman Bank, FSB v. the United States, Docket No. 92-652C ("LaSalle Talman Case"), is currently in trial. The Litigation is scheduled to be among the first group of thirty cases to go to trial following completion of trial in each of the Priority Cases.

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

In response to the federal government's request, Coast Federal agreed to participate in the alternative dispute resolution process (the "ADR Process") established by Judge Smith in his order dated March 3, 1998, with respect to the Regulatory Capital Cases. However, by Order dated October 22, 1998, Judge Margolis, the Claims Court Judge appointed to implement the ADR Process, released the parties to the Litigation from further participation in the ADR Process following the communication by the parties to Judge Margolis of their mutual agreement that such participation was not likely to be fruitful.

The United States has argued in the Glendale Case and the Priority Cases that have gone to trial, the CalFed Case and the LaSalle Talman Case, that some or all of the damages alleged by the plaintiffs in those case are too speculative to permit a recovery. Any trial of Coast Federal's damage claims will likely occur after the trial court rulings on damages in those cases have been released. In addition, the remaining Priority Cases are scheduled for trial before the damages phase of Coast Federal's case is likely to go to trial, and rulings in those cases may occur before trial of Coast Federal's damage claims. Appeals are likely of judgments in the Glendale Case and the Priority Cases to the United States Courts of Appeals for the Second Circuit, and any decisions reached by the Court of Appeals in those cases could affect Coast Federal's damage claims. For these and related reasons, there can be no assurance as to the type or amount, if any, of damages that Coast Federal may recover. Without limiting the generality of the foregoing, there can be no assurance that Coast Federal will obtain any monetary or other recovery in the Litigation.

MANAGEMENT OF THE LITIGATION

The Litigation Trustees are Ray Martin, Robert L. Hunt II, Norman H. Raiden and James F. Barritt, who at the time of the Merger were the four senior Coast executives with knowledge of the facts underlying the Litigation. Mr. Martin, Mr. Hunt and Mr. Barritt were officers of Coast and Coast Federal both at the time of the agreement with the federal government (to treat certain amounts as a permanent addition to Coast Federal's regulatory capital) in connection with Coast Federal's acquisition of Central Savings and Loan Association, and also at the time of the alleged breach of this agreement by the federal government, which gave rise to the claims underlying the Litigation. Mr. Martin, Mr. Hunt and Mr. Barritt, together with Mr. Raiden (who joined Coast soon after the alleged breach of the agreement by the federal government), had been involved in the prosecution of the Litigation prior to the Merger.

Mr. Martin is 63 years old and prior to the Merger served as Chairman of the Board, Chief Executive Officer and Director of Coast and Coast Federal. Mr. Hunt is 48 years old and prior to the Merger served as Director, President and Chief Operating Officer of Coast and Coast Federal. Mr. Raiden is 66 years old and prior to the Merger served as Senior Executive Vice President of Coast and Coast Federal and General Counsel of Coast, and until December 3, 1997, served as General Counsel of Coast Federal. Mr. Barritt is 40 years old and prior to the Merger served as Senior Executive Vice President and Chief Financial Officer of Coast and Coast Federal.

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

The Litigation Trustees have entered into a letter agreement with the law firm which has prosecuted the Litigation to date, Cooper, Carvin & Rosenthal, LLP (the "Firm"), dated February 13, 1998 (the "Letter Agreement"), pursuant to which the Firm agrees that it will not bill Coast Federal or the CPR Trust for any fees incurred subsequent to September 1, 1997 in excess of $7,650,000 (the "Cap"). In addition, up to $2 million of the Cap, i.e., any amounts over $5,650,000, will only be payable to the Firm out of the Commitment Amount, if any, when received by the CPR Trust from Ahmanson. In consideration of such limitations on the Firm's customary charges for professional services, the Letter Agreement provides that the CPR Trust will pay to the Firm, in addition to the Cap, a contingent incentive fee in the amount of one percent (1%) of the Commitment Amount, provided that no such incentive fee shall be payable in the events (1) that both Charles J. Cooper and Steven S. Rosenthal shall cease to be partners of the Firm prior to a final decision, including appeals, or other final resolution of the Litigation, or (2) that either Mr. Cooper or Mr. Rosenthal shall cease to be a partner of the Firm prior to a final decision, including any appeals, or other final resolution of the Litigation, other than by death, disability, or appointment to federal office.

The CPR Trust Agreement provides that as compensation the CPR Trust will pay each Litigation Trustee, during the term of his service as a Litigation Trustee, fees of $400,000 per year for five years (except that if the Litigation is sooner terminated, the remainder of such fees (but in no event with respect to a period longer than the remainder of such year plus two additional years) will be accelerated upon final resolution of the Litigation and receipt by Ahmanson of the Litigation Proceeds), plus reimbursement of all reasonable out-of-pocket expenses. If the services of the Litigation Trustees continue to be necessary after the initial five-year period or such receipt of Litigation Proceeds, the Litigation Trustees shall be entitled to a fee of $200 per hour until termination of the CPR Trust. Pursuant to the CPR Trust Agreement, each Litigation Trustee may, but is not obligated to, defer all or part of his compensation until 30 days after the earliest to occur of (i) the date on which he elected to defer such compensation, (ii) the date he ceases to be a Litigation Trustee, and (iii) the date of the receipt of the Commitment Amount in full by the CPR Trust. Any Litigation Trustee electing to so defer will receive the compensation he would have received plus an amount, calculated on a monthly basis during the period of deferral (and included in the amount deferred), equal to the product of the monthly balance of the amount deferred and an annual rate equal to the Reference Rate, as defined in the CPR Trust Agreement, plus 250 basis points. For the year ending December 31, 1998, Mr. Martin, Mr. Hunt, Mr. Barritt and Mr. Raiden elected to defer one-half of their 1998 compensation.

SUMMARY FINANCIAL INFORMATION

The CPR Trust has no revenues. The Expense Fund is the CPR Trust's only source of funding for the payment of the expenses of its operations. Following is a statement that details the activity in the Expense Fund, and expenses that have been accrued but not yet paid for the three months ended December 31, 1998, and for the period February 13, 1998 (the date of commencement of operations of the CPR Trust) through December 31, 1998, as well as the balance of the Expense Fund that was available to cover future expenses as of December 31, 1998.


                                                                           For the Period
                                                       For the Three    February 13, 1998
                                                        Months Ended              Through
                                                   December 31, 1998    December 31, 1998
                                                   ------------------   ------------------
Initial deposit by Ahmanson                                                   $19,884,294
Expense Fund balance available for future
   Expenses as of September 30, 1998                     $17,088,676
Disbursements:
   Litigation Trustee fees                                  (200,000)            (633,333)
   Litigation and trust administration                       (64,999)            (205,832)
   Outside legal counsel and expert witness fees            (354,026)            (734,234)
   Premises and equipment                                    (12,900)            (118,122)
   Insurance                                                       -           (1,003,249)
   Office and other expenses                                 (37,915)             (63,305)
                                                                              -----------
      Expense Fund balance as of
         December 31, 1998                                                     17,126,219
Accrued expenses:
   Deferred Litigation Trustee fees                         (200,000)            (700,000)
   Accrued Litigation Trustee fees                                 -              (66,667)
   Accrued litigation and trust
      administration fees                                          -              (21,667)
   Decrease (increase) in accrual for outside
      legal counsel and expert witness fees                  (21,800)            (121,800)
   Accrued interest on deferred Litigation
      Trustee fees                                           (16,975)             (36,024)
                                                         -----------          -----------
      Expense Fund balance available
         for future expenses as of
         December 31, 1998                               $16,180,061          $16,180,061
                                                         ===========          ===========


In addition, $165,274 of expense was accrued through December 31, 1998, for interest payable to Ahmanson or its successor on disbursements from the Expense Fund. Payment of such accrued interest payable is contingent upon receipt of sufficient Litigation Proceeds.

Expenses for "Litigation and trust administration" refer to fees paid to threeindividuals retained by the CPR Trust to provide litigation and trust administration support services. The disbursement for insurance includes
$1 million for a single premium policy of indemnity insurance for the life of the CPR Trust.

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

CERTIFICATEHOLDER INQUIRIES

Certificateholder inquiries, including requests for the following: (i) change of address; (ii) replacement of lost stock certificates; (iii) Common Stock name registration changes; (iv) Quarterly Reports on Form 10-Q; (v) Annual Reports on Form 10-K; (vi) proxy material; and (vii) information regarding stockholdings, should be directed to:

Bankers Trust Company
Four Albany Street, MS5041
New York, New York 10006

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         Independent Auditors' Report


The Trustees
Coast Federal Litigation Contingent Payment Rights Trust:

We have audited the accompanying statement of financial condition of Coast Federal Litigation Contingent Payment Rights Trust as of December 31, 1998 and the related statements of operations, changes in certificateholders' equity and cash flows for the period February 13, 1998 (commencement of operations) through December 31, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coast Federal Litigation Contingent Payment Rights Trust as of December 31, 1998 and the results of its operations and its cash flows for the period February 13, 1998 (commencement of operations) through December 31, 1998 in conformity with generally accepted accounting principles.



KPMG LLP

Los Angeles, California
March 4, 1999

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                       Statement of Financial Condition
                               December 31, 1998

ASSETS
Cash in bank                                      $17,126,219
Other assets                                          839,996
                                                  -----------

     Total Assets                                 $17,966,215
                                                  ===========

LIABILITIES AND CERTIFICATEHOLDERS' EQUITY
Expense fund                                      $19,884,294
Deferred trustee fees                                 700,000
Other liabilities                                     411,432
                                                  -----------

     Total Liabilities                             20,995,726
                                                  -----------

Certificateholders' Equity
     Certificates, no par value, 20,703,817
          authorized, issued and outstanding              -
     Accumulated deficit                           (3,029,511)
                                                  -----------

          Total Certificateholders' Equity         (3,029,511)
                                                  -----------

                                                  $17,966,215
                                                  ===========

See accompanying notes to financial statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            Statement of Operations
         For the Period February 13, 1998 (Commencement of Operations)
                           through December 31, 1998

REVENUE                                           $       -
                                                  -----------

EXPENSES
Trustee fees                                       (1,400,000)
Legal fees                                           (661,096)
Litigation consulting - expert witnesses             (194,938)
Litigation and trust administration                  (227,500)
Interest expense                                     (201,298)
Premises and equipment                               (113,622)
Insurance                                            (167,752)
Other                                                 (63,305)
                                                  -----------

     Total Expenses                                (3,029,511)
                                                  -----------

          Net Loss                                $(3,029,511)
                                                  ===========

          Net Loss Per Certificate                $     (0.15)
                                                  ===========

See accompanying notes to financial statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                    Statement of Certificateholders' Equity
         For the Period February 13, 1998 (Commencement of Operations)
                           through December 31, 1998

                                                                                Total
                                                             Accumulated   Certificateholders'
                                            Certificates     Deficit            Equity
                                            ------------   ----------     ----------------------
Balance February 13, 1998                    $      -       $       -           $       -

Net loss                                            -        (3,029,511)         (3,029,511)
                                             --------       -----------         -----------

Balance December 31, 1998                    $      -       $(3,029,511)        $(3,029,511)
                                             ========       ===========         ===========

See accompanying notes to financial statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            Statement of Cash Flows
         For the Period February 13, 1998 (Commencement of Operations)
                           through December 31, 1998

Cash flows from operating activities:
     Net loss                                                    $(3,029,511)
                                                                 -----------
     Adjustments to reconcile net loss to cash used in
          operating activities:
          Increase in other assets                                  (839,996)
          Increase in deferred trustee fees                          700,000
          Increase in other liabilities                              411,432
                                                                 -----------
               Total adjustments                                     271,436
                                                                 -----------

               Net cash used in operating activities              (2,758,075)
                                                                 -----------
Cash flows from financing activities:
     Initial deposit into the expense fund                        19,884,294
                                                                 -----------

     Net increase in cash                                         17,126,219

Cash at beginning of period                                              -
                                                                 ----------

Cash at end of period                                            $17,126,219
                                                                 ===========
Supplemental disclosure of cash flow information:

     Cash paid during the period February 13, 1998 through
          December 31, 1998 for interest                        $        -
                                                                 ===========

See accompanying notes to financial statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                         Notes to Financial Statements
                               December 31, 1998

(A)   Summary of Significant Accounting Policies

     Principles of Presentation

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

            COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                   Notes to Financial Statements (Continued)
                               December 31, 1998

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

      Cash

For purposes of reporting cash flows, cash includes the Expense Fund described above.

     Fair Value of Financial Instruments

Substantially all of the CPR Trust's financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash, are carried at fair value or contracted amounts, which approximate fair value due to the relatively short term to maturity. Similarly, liabilities, including accounts payable, are carried at amounts approximating fair value.

     Use of Estimates

The Litigation Trustees have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of expenses in order to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(B)  Other Assets

Other assets, as reported in the accompanying Statement of Financial Condition, consists primarily of a prepaid insurance premium covering the operations of the CPR Trust for the life of the CPR Trust. The initial premium totaled $1,002,596, and is being expensed over five years.


            COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                   Notes to Financial Statements (Continued)
                               December 31, 1998

(C)   Expense Fund

The initial deposit into the Expense Fund was determined as follows:

     Initial provision by Ahmanson                          $20,000,000
     Pre-acquisition expenditures(1) paid by Coast Federal      (76,759)
     Pre-acquisition expenditures(1) paid by CPR Trust          (38,947)
                                                            -----------
          Initial deposit into the Expense Fund             $19,884,294
                                                            ===========

          (1) Pre-acquisition expenditures include Litigation expenses which were incurred prior to the Merger, whether paid by Coast Federal or the CPR Trust.

The CPR Trust Agreement provides that interest on disbursements from the Expense Fund be paid by the CPR Trust out of the Commitment Amount, and that such interest shall be equal to the Reference Rate, as defined in the CPR Trust Agreement, plus 250 basis points, compounded quarterly.

(D)  Other Liabilities

Other liabilities, as reported in the accompanying Statement of Financial Condition, consisted of the following as of December 31, 1998:

     Accrued interest on deferred Trustee Fees(1)           $   36,024
     Accrued interest on Expense Fund disbursements(2)         165,275
     Accrued expenses(3)                                       210,133
                                                            ----------
                                                            $  411,432
                                                            ==========

          (1)  See Note F of Notes to Financial Statements.
          (2)  See Note C of Notes to Financial Statements.
          (3)  Includes accrued legal, Trustee and trust administration fees.

(E)  Certificateholders' Equity

Certificateholders' equity consists solely of the accumulated deficit generated from the operations of the CPR Trust. The CPR Trust Certificates have no stated or par value for financial statement purposes.

            COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                   Notes to Financial Statements (Continued)
                               December 31, 1998

(F)  Trustee Fees

The CPR Trust Agreement provides that as compensation the CPR Trust will pay each Litigation Trustee, during the term of his service as a Litigation Trustee, fees of $400,000 per year for five years (except that if the Litigation is sooner terminated, the remainder of such fees (but in no event with respect to a period longer than the remainder of such year plus two additional years) will be accelerated upon final resolution of the Litigation and receipt by Ahmanson of the Litigation Proceeds), plus reimbursement of all reasonable out-of-pocket expenses. If the services of the Litigation Trustees continue to be necessary after the initial five-year period or such receipt of Litigation Proceeds, the Litigation Trustees shall be entitled to a fee of $200 per hour until termination of the CPR Trust. Pursuant to the CPR Trust Agreement, each Litigation Trustee may, but is not obligated to, defer all or part of his compensation until 30 days after the earliest to occur of (i) the date on which he elected to defer such compensation, (ii) the date he ceases to be a Litigation Trustee, and (iii) the date of the receipt of the Commitment Amount in full by the CPR Trust. Any Litigation Trustee electing to so defer will receive the compensation he would have received plus an amount, calculated on a monthly basis during the period of deferral (and included in the amount deferred), equal to the product of the monthly balance of the amount deferred and an annual rate equal to the Reference Rate, as defined in the CPR Trust Agreement, plus 250 basis points. For the year ending December 31, 1998, each Litigation Trustee has elected to defer one-half of his 1998 compensation.

(G)  Contingent Liabilities

The CPR Trust has no legal actions pending against it.

(H)  Leases

The CPR Trust has entered into an operating lease agreement for office space expiring in February 2003. Future minimum lease payments for the operating lease at December 31, 1998, were as follows:


     Year ended December 31:

          1999           $ 51,600
          2000             51,600
          2001             51,600
          2002             51,600
          2003              8,600
                         --------
                         $215,000
                         ========

The CPR Trust incurred lease expenses of $45,580 for the period February 13,1998, through December 31, 1998.

(I)  Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly statements of operations for the period February 13, 1998 (commencement of operations) through December 31, 1998:

                                   February 13                      Quarter Ended                              February 13
                                   through     --------------------------------------------------------         through
                                   March 31         June 30          September 30         December 31           December 31
                                   -----------    -------------       ------------         -------------        -------------
Net loss                           $  (312,617)    $   (790,410)       $  (904,411)        $  (1,022,072)       $  (3,029,511)
Net loss per certificate                (0.02)           (0.04)             (0.05)                (0.05)               (0.15)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information  concerning  the Litigation Trustees is set forth under Part II,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations Management of the Litigation."

ITEM 11. EXECUTIVE COMPENSATION

Information concerning compensation of the Litigation Trustees is set forth under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations Management of the Litigation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to the CPR Trust Agreement, each of the Litigation Trustees is obligated, as a condition of his continuation as a Litigation Trustee, to retain not less than 50% of the CPR Certificates held by him as of the date of the Merger, February 13, 1998, until the Litigation Proceeds are received by Ahmanson or its successor. Transfers by a Litigation Trustee to his family members or to any trust created for the benefit of his family shall be included in such 50% calculation for so long as these transferees retain the CPR Certificates. As of February 13, 1998 and December 31, 1998, Mr. Martin held 135,375 CPR Certificates, Mr. Hunt held 76,353 CPR Certificates, Mr. Raiden held 42,772 CPR Certificates, and Mr. Barritt held 17,561 CPR Certificates. None of the Litigation Trustees have effected any transactions in the CPR Certificates since February 13, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as a part of this report:

1. Index to Financial Statements:

     None.

2. Index to Financial Statements Schedules:

     None.

3. Exhibits

     4.1 Form of Amended and Restated Declaration of Trust of Coast Federal Litigation Contingent Payment Rights Trust dated February 13, 1998(incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated February 19, 1998).

     10.1 Form of Commitment entered into between the registrant and H.F. Ahmanson & Company (incorporated by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-4).

     10.2 Contingent Fee Agreement with Cooper, Carvin & Rosenthal,LLP dated February 13, 1998 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the period ending March 31, 1998).

     27.  Financial Data Schedule

Exhibits, except as otherwise indicated above, are filed herewith.

(b) Form 8-K

The Company did not file any Current Report on Form 8-K during the quarter ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 1999.

COAST LITIGATION CONTINGENT PAYMENT RIGHTS TRUST


By:/s/ Ray Martin
   --------------
Ray Martin
Litigation Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 1999.

/s/ Ray Martin
--------------
Ray Martin
Litigation Trustee

/s/ Robert L. Hunt II
---------------------
Robert L. Hunt II
Litigation Trustee

/s/ Norman H. Raiden
--------------------
Norman H. Raiden
Litigation Trustee

/s/ James F. Barritt
--------------------
James F. Barritt
Litigation Trustee

                     EXHIBITS ATTACHED WITH THIS FORM 10-K



Exhibit
  No.                   Description
---------               -----------


  27              Financial Data Schedule