Form 10-Q
period 1999-03-31
COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
filed 1999-05-13
CIK 1052801

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q


(Mark One)

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1999

                  OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

                       Commission file number 333-44155
                       --------------------------------

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                                       13-7140975
---------------------------------                  -------------------
(State or other jurisdiction of                      (I.R.S. Employer
Incorporation or organization)                     Identification No.)

E.A. Delle Donne Corporate Center, Montgomery Building, 1011 Centre Road,
Wilmington, Delaware                                         19805-1266
- ----------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                (302) 636-3300
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of May 3, 1999 the registrant had 20,703,817 Contingent Payment Rights Certificates, no par value, outstanding.

                         PART I  FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS


           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                       Statement of Financial Condition


                                                                      March 31,                    December 31,
                                                                        1999                          1998
                                                                    --------------                --------------
ASSETS

Cash in bank                                                         $ 16,267,116                  $ 17,126,219
Other assets                                                              789,867                       839,996
                                                                     ------------                  ------------
   Total Assets                                                      $ 17,056,983                  $ 17,966,215
                                                                     ============                  ============

LIABILITIES AND CERTIFICATEHOLDERS' EQUITY
Expense fund                                                         $ 19,884,294                  $ 19,884,294
Deferred trustee fees                                                     850,000                       700,000
Other liabilities                                                         695,437                       411,432
                                                                     ------------                  ------------
     Total Liabilities                                                 21,429,731                    20,995,726
                                                                     ------------                  ------------


Certificateholders' Equity
     Certificates, no par value, 20,703,817 authorized,
          issued and outstanding                                                -                             -
     Accumulated deficit                                               (4,372,748)                   (3,029,511)
                                                                     ------------                  ------------
          Total Certificateholders' Equity                             (4,372,748)                   (3,029,511)
                                                                     ------------                  ------------
                                                                     $ 17,056,983                  $ 17,966,215
                                                                     ============                  ============

See accompanying Notes to Financial Statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            Statement of Operations


                                                                       February 13, 1998
                                                     Three Months       (Commencement
                                                        Ended           of Operations)
                                                       March 31,       Through March 31,
                                                         1999                1998
                                                   ----------------  --------------------
REVENUE                                             $       -             $     -
                                                   ----------------  --------------------
EXPENSES
Trustee fees                                           (400,000)           (200,000)
Legal fees                                             (619,482)             (4,027)
Litigation consulting - expert witnesses                (53,679)               -
Litigation and trust administration                     (65,000)            (32,500)
Interest expense                                       (105,139)             (8,748)
Premises and equipment                                  (12,900)            (47,306)
Insurance                                               (50,788)            (16,710)
Other                                                   (36,249)             (3,326)
                                                   ----------------  --------------------

     Total Expenses                                  (1,343,237)           (312,617)
                                                   ----------------  --------------------

          Net Loss                                  $(1,343,237)          $(312,617)
                                                   ================  ====================

          Net Loss Per Certificate                       ($0.06)             ($0.02)
                                                   ================  ====================

See accompanying Notes to Financial Statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            Statement of Cash Flows


                                                                                      February 13, 1998
                                                                  Three Months         (Commencement
                                                                     Ended             of Operations)
                                                                    March 31,         Through March 31,
                                                                      1999                  1998
                                                                 --------------       ----------------
Cash flows from operating activities:
     Net loss                                                     $(1,343,237)         $  (312,617)
                                                                  -----------          -----------
     Adjustments to reconcile net loss to cash used in
          operating activities:
          Decrease (increase) in other assets                          50,129             (990,386)
          Increase in deferred trustee fees                           150,000              100,000
          Increase in other liabilities                               284,005                8,748
                                                                  -----------          -----------
               Total adjustments                                      484,134             (881,638)
                                                                  -----------          -----------

               Net cash used in operating activities                 (859,103)          (1,194,255)
                                                                  -----------          -----------
Cash flows from financing activities:
     Initial deposit into the expense fund                                -             19,884,294
                                                                  -----------          -----------

     Net increase (decrease) in cash                                 (859,103)          18,690,039

Cash at beginning of period                                        17,126,219                  -
                                                                  -----------          -----------

Cash at end of period                                             $16,267,116          $18,690,039
                                                                  ===========          ===========
Supplemental disclosure of cash flow information:

     Cash paid for interest                                       $       -            $       -
                                                                  ===========          ===========


See accompanying Notes to Financial Statements.


           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                         Notes to Financial Statements
                                 March 31, 1999

The Coast Federal Litigation Contingent Payment Rights Trust (the "CPR Trust") is a statutory business trust created under Delaware law on January 8, 1998. The CPR Trust was created by Coast Savings Financial, Inc. ("Coast") in connection with its merger, effected on February 13, 1998 (the "Merger"), with and into H.
F. Ahmanson & Co. ("Ahmanson").  For a further description of the CPR Trust, see
Item 2 herein, "Management's Discussion and Analysis of Financial Condition and Results of Operations General."

The unaudited financial statements of the CPR Trust included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Litigation Trustees, necessary to present a fair statement of the results for the interim periods indicated. The Litigation Trustees are the four senior executives of Coast with knowledge of the facts underlying the Litigation and retained by the CPR Trust as "Litigation Trustees." Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the CPR Trust's annual report on Form 10-K for the year ended December 31, 1998.

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

GENERAL

The Coast Federal Litigation Contingent Payment Rights Trust (the "CPR Trust") is a statutory business trust created under Delaware law on January 8, 1998. The CPR Trust was created by Coast in connection with its merger, effected on February 13, 1998 (the "Merger"), with and into H. F. Ahmanson & Co. ("Ahmanson"), for the purpose of holding the Commitment Agreement entered into by Ahmanson and the CPR Trust, dated as of February 13, 1998 (the "Commitment"). The Commitment represents Ahmanson's obligation to pay to the CPR Trust an amount equal to any net after-tax proceeds, as more particularly defined in the CPR Trust Agreement referred to below (the "Commitment Amount"), that may be received by Coast's wholly-owned subsidiary, Coast Federal Bank, FSB ("Coast Federal") (or its successor), from Coast Federal's regulatory capital litigation claims against the United States government in the case entitled Coast Federal Bank, FSB v. United States, No. 92-466C (Cl. Ct. filed July 9, 1992) (the "Litigation"). Subsequent to the merger, Ahmanson merged Coast Federal with and into Ahmanson's wholly-owned subsidiary, Home Savings of America, FSB ("Home Savings"), with Home Savings being the successor institution. Ahmanson merged into Washington Mutual, Inc. ("WAMU") on October 3, 1998, and Home Savings was thereafter merged into WAMU's wholly-owned subsidiary Washington Mutual Bank, F.A. ("Washington Mutual").

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

The assets of the CPR Trust consist solely of the Commitment and the right to draw on amounts in the Expense Fund for purposes of funding expenses of the CPR Trust, including expenses of the Litigation, fees and expenses of the Litigation Trustees and all administrative expenses. Under the CPR Trust Agreement, Ahmanson agreed to provide the sum of $19,884,294 (which is equal to $20 million less expenses related to the Litigation incurred by Coast Federal between September 1, 1997 and February 13, 1998) (the "Expense Fund") to fund the Litigation and other expenses of the CPR Trust, which amount is to be reimbursed to Ahmanson from any proceeds of the Litigation, including any amounts received in settlement of the Litigation, prior to the payment of any amounts to holders of the CPR Certificates. The Expense Fund is on deposit in a non-interest bearing demand deposit account in the name of the CPR Trust at Washington Mutual.

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

On July 9, 1992, Coast Federal commenced litigation entitled Coast Federal Bank, Federal Savings Bank v. United States, Civil Action Number 92-466C, against the United States in the U.S. Claims Court (now the U.S. Court of Federal Claims, hereinafter, the "Claims Court") alleging that the United States is in breach of a contract with Coast Federal and has unlawfully taken Coast Federal's property without just compensation or due process of law in violation of the U.S. Constitution.

As further described below, Coast Federal's claims arose from changes, with respect to the rules for computing Coast Federal's regulatory capital that were mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and certain regulations promulgated thereunder.

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

SIMILAR LITIGATION

The Litigation is one of a number of cases filed against the federal government in the Claims Court involving acquisitions of failed savings institutions and alleging that the changes in regulatory capital calculations brought about by FIRREA and the Capital Regulations constitute a breach of the contract between the acquiring institution and the federal government. For purposes of the administration of such claims, the Claims Court bifurcated the trial proceedings in the first three of such cases to be heard by it (Winstar Corporation, et al.
v. United States, Docket No. 90-8C; Statesman Savings Holding Corp., et al. v. United States, Docket No. 90-773C (the "Statesman Case"); and Glendale Federal Bank v. United States, Docket No. 90-772C (the "Glendale Case")(which cases are collectively referred to herein as the "Related Cases"). In July 1992, the Claims Court ruled in favor of the plaintiffs in the Related Cases on the initial question of liability, finding in each case that the plaintiff had a contract as alleged with the federal government and that the federal government is in breach of that contract as a result of the enactment of FIRREA and the issuance of the Capital Regulations thereunder. The decision of the Claims Court on liability was appealed by the federal government. After extended appellate proceedings, culminating in an appeal to the Supreme Court, the Supreme Court ruled in favor of the plaintiffs in the Related Cases in United States v. Winstar Corp., et al., 518 U.S. 839 (1996) (the "Winstar Case").

To manage the numerous cases against the federal government involving the calculation of regulatory capital as a result of the adoption of FIRREA (all such cases being referred to herein as the "Regulatory Capital Cases"), twelve of such cases were designated as priority cases (the "Priority Cases") that would be the first cases to go to trial following the trial on damages in the Glendale Case. The Litigation is scheduled to be among the first group of thirty cases (the "First Group of Thirty Cases") to go to trial following completion of trial in each of the Priority Cases. Pursuant to the case management order applicable to Regulatory Capital Cases, as such order has been amended, case specific discovery for the First Group of Thirty Cases is currently scheduled to be completed by July 31, 1999, plaintiffs in the First Group of Thirty Cases are to submit expert reports detailing their damages claims against the government by late October of 1999, and the government is to submit its own expert reports in response to the plaintiffs' reports by late February of 2000. Parties in the First Group of Thirty Cases will not be eligible to have their cases tried until June 25, 2000 at the earliest. The current deadlines set forth in the schedule applicable to the First Group of Thirty Cases may be extended by order of the Chief Judge of the Court of Federal Claims.

LIABILITY

The Claims Court stayed proceedings in each of the other cases against the federal government, including the Litigation, pending the outcome of the liability phase of the Related Cases. After the Supreme Court's decision in the Winstar Case in July of 1996, the stay was lifted and Coast reinstated its motion for partial summary judgment as to the federal government's liability, which motion had been pending since March of 1993. On February 20, 1998, the United States filed its response to Coast Federal's motion. In its response, the Government stated that "at this point, entry of an order regarding the Government's liability would be appropriate. We believe that such an order should reflect the Government's concession that a contract existed with respect to Coast's claim for a capital credit to its net worth, and that the Government
acted inconsistently with the contract."   On March 23, 1998, Chief Judge Loren
A. Smith entered an order in the Litigation granting Coast Federal's motion for partial summary judgment as to liability with respect to Coast Federal's claim for a capital credit to its net worth.

DAMAGES

Although Coast Federal has conducted preliminary reviews of the damages it believes it suffered as a result of the government's actions, Coast has not made a final determination regarding the amount or type of such damages it will seek to recover. Each savings institution affected by FIRREA's and the Capital Regulations' limitation on the inclusion in regulatory capital of supervisory goodwill or FSLIC capital contributions reacted to the resulting reduction in their regulatory capital in an individual fashion dictated by the unique facts and circumstances faced by the institution. Accordingly, the extent and amount of damages awarded to each such institution that has brought an action against the federal government is expected to be fact-specific. Even if the plaintiffs in the Related Cases or Priority Cases are successful in securing damage awards, there can be no assurance that Coast Federal will obtain a damage award.

In response to the federal government's request, Coast Federal agreed to participate in the alternative dispute resolution process (the "ADR Process") established by Chief Judge Smith in his order dated March 3, 1998, with respect to the Regulatory Capital Cases. However, by Order dated October 22, 1998, Judge Margolis, the Claims Court Judge appointed to implement the ADR Process, released the parties to the Litigation from further participation in the ADR Process following the communication by the parties to Judge Margolis of their mutual agreement that such participation was not likely to be fruitful.

The United States has argued in the Glendale Case and in the Priority Cases that have gone to trial that some or all of the damages alleged by the plaintiffs in those cases are too speculative to permit a recovery. The damages phase of the trial of the Statesman Case commenced in May of 1998, but the government and the plaintiffs in that case reached a settlement prior to completion of the trial. Final arguments in the damages phase of the Glendale Case concluded in September of 1998. The plaintiff in the Glendale Case sought damages based on various damage theories and ranging from approximately $800 million to $2 billion depending upon the theory used. On April 9, 1999, the judge in the Glendale Case awarded the plaintiff $909 million in damages based on that judge's evaluation of the evidence and analysis of the legal arguments presented in the Glendale Case. The damages phase of the first of the Priority Cases to go to trial on the issue of damages, California Federal Bank v. the United States, Docket No. 92-138C (the "CalFed Case"), concluded in February of 1999. The plaintiff in the CalFed Case sought damages of between $725 million and $1.642 billion based on damage theories similar to those presented by the plaintiff in the Glendale case. On April 16, 1999, the judge in the CalFed Case awarded the plaintiff approximately $23 million in damages, based on that judge's evaluation of the evidence and analysis of the legal arguments presented in the CalFed Case.

The court in both the Glendale Case and the CalFed Case declined to award damages under some or all of the plaintiffs' damage theories. The remaining Priority Cases are scheduled for trial before the damages phase of Coast Federal's case is likely to go to trial, and rulings in those cases may occur before trial of Coast Federal's damage claims. Appeals of the judgments in the Glendale Case and the Priority Cases to the United States Court of Appeals for the Federal Circuit are likely, and any decisions reached by the Court of Appeals in those cases could affect Coast Federal's damage claims. For these and other reasons, there can be no assurance as to the type or amount, if any, of damages that Coast Federal may recover. Without limiting the generality of the foregoing, there can be no assurance that Coast Federal will obtain any monetary or other recovery in the Litigation.

MANAGEMENT OF THE LITIGATION

The Litigation Trustees are Ray Martin, Robert L. Hunt II, Norman H. Raiden and James F. Barritt, who at the time of the Merger were the four senior Coast executives with knowledge of the facts underlying the Litigation. Mr. Martin, Mr. Hunt and Mr. Barritt were officers of Coast and Coast Federal both at the time of the agreement with the federal government to treat certain amounts as a permanent addition to Coast Federal's regulatory capital in connection with Coast Federal's acquisition of Central Savings and Loan Association, and also at the time of the alleged breach of this agreement by the federal government, which gave rise to the claims underlying the Litigation. Mr. Martin, Mr. Hunt and Mr. Barritt, together with Mr. Raiden (who joined Coast soon after the alleged breach of the agreement by the federal government), had been involved in the prosecution of the Litigation prior to the Merger.

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

The CPR Trust Agreement provides that as compensation the CPR Trust will pay each Litigation Trustee, during the term of his service as a Litigation Trustee, fees of $400,000 per year for five years (except that if the Litigation is sooner terminated, the remainder of such fees (but in no event with respect to a period longer than the remainder of such year plus two additional years) will be accelerated upon final resolution of the Litigation and receipt by Ahmanson of the Litigation Proceeds), plus reimbursement of all reasonable out-of-pocket expenses. If the services of the Litigation Trustees continue to be necessary after the initial five-year period or such receipt of Litigation Proceeds, the Litigation Trustees shall be entitled to a fee of $200 per hour until termination of the CPR Trust. Pursuant to the CPR Trust Agreement, each Litigation Trustee may, but is not obligated to, defer all or part of his compensation until 30 days after the earliest to occur of (i) the date on which he elected to defer such compensation, (ii) the date he ceases to be a Litigation Trustee, and (iii) the date of the receipt of the Commitment Amount in full by the CPR Trust. Any Litigation Trustee electing to so defer will receive the compensation he would have received plus an amount, calculated on a monthly basis during the period of deferral (and included in the amount deferred), equal to the product of the monthly balance of the amount deferred and an annual rate equal to the Reference Rate, as defined in the CPR Trust Agreement, plus 250 basis points. For the year ending December 31, 1999, Mr. Barritt made no deferral election and Mr. Martin, Mr. Hunt and Mr. Raiden elected to defer one-half of their 1999 compensation.

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

The following table summarizes the activity in the Expense Fund (the balance of which was $16,267,116 as of March 31, 1999) and expenses that have been accrued but not yet paid for the three months ended March 31, 1999, as well as the balance of the Expense Fund that was available to cover future expenses as of March 31, 1999.


                                                                         For the Three
                                                                         Months Ended
                                                                         March 31, 1999
                                                                         --------------
Expense Fund balance available for future
   Expenses as of December 31, 1998                                       $16,180,061
Disbursements:
   Litigation Trustee fees                                                   (233,333)
   Litigation and trust administration                                        (65,000)
   Outside legal counsel and expert witness fees                             (510,961)
   Premises and equipment                                                     (12,900)
   Office and other expenses                                                  (36,908)
Accrued expenses:
   Deferred Litigation Trustee fees                                          (150,000)
   Accrued Litigation Trustee fees                                            (16,667)
   Increase in accrual for outside legal counsel
      and expert witness fees                                                (162,200)
   Accrued interest on deferred Litigation
     Trustee fees                                                             (21,599)
                                                                             ---------
     Expense Fund balance available
        for future expenses as of
        March 31, 1999                                                    $14,970,493
                                                                        =============

In addition to the accrued expenses summarized above, $248,814 of expense was accrued through March 31, 1999, for interest that may be payable to Ahmanson or its successor on disbursements from the Expense Fund. The CPR Turst's obligation to pay such accrued interest payable is contingent upon receipt of sufficient Litigation Proceeds. Expenses for "Litigation and trust administration" refer to fees paid to three individuals retained by the CPR Trust to provide litigation and trust administration support services.

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

Item 3 is not applicable.

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

           27.  Financial Data Schedule

(b)    Reports on Form 8-K

No reports on Form 8-K were filed by the registrant for the period ended March 31, 1999.

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



Dated:   May 11, 1999