Form 10-Q
period 1999-06-30
COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
filed 1999-08-12
CIK 1052801

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q
(Mark One)

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1999
                  OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

                       Commission file number 333-44155
                      ---------------------------------
           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                                        13-7140975
- ---------------------------------                  -------------------
(State or other jurisdiction of                      (I.R.S. Employer
Incorporation or organization)                     Identification No.)

E.A. Delle Donne Corporate Center, Montgomery Building, 1011 Centre Road,
Wilmington, Delaware                                         19805-1266
- - ----------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                (302) 636-3300
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of August 3, 1999 the registrant had 20,703,817 Contingent Payment Rights Certificates, no par value, outstanding.

                         PART I  FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS


                  COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                       Unaudited Statement of Financial Condition

                                                                     June 30,                   December 31,
                                                                       1999                         1998
ASSETS                                                          -----------------           -----------------
Cash in bank                                                     $ 14,681,774                 $ 17,126,219
Other assets                                                          739,737                      839,996
                                                                -----------------           -----------------

   Total Assets                                                  $ 15,421,511                 $ 17,966,213
                                                                =================           =================

LIABILITIES AND CERTIFICATEHOLDERS' EQUITY
Expense fund                                                     $ 19,884,294                 $ 19,884,294
Deferred litigation trustee fees                                    1,000,000                      700,000
Other liabilities                                                   1,109,352                      411,432
                                                                -----------------           -----------------
  Total Liabilities                                                21,993,646                   20,995,726
                                                                -----------------           -----------------

Certificateholders' Equity
   Certificates, no par value, 20,703,817 authorized,
     issued and outstanding                                               -                            -
   Accumulated deficit                                             (6,572,135)                  (3,029,511)
                                                                -----------------           -----------------

     Total Certificateholders' Equity                              (6,572,135)                  (3,029,511)
                                                                -----------------           -----------------

                                                                 $ 15,421,511                 $ 17,966,213
                                                                =================           =================

See accompanying Notes to Unaudited Financial Statements.

            COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                       Unaudited Statement of Operations




                                                                                                          February 13, 1998
                                                                                             Six Months     (Commencement
                                                    Three Months Ended June 30,                Ended        of Operations)
                                                 ---------------------------------            June 30,     Through June 30,
                                                     1999                 1998                  1999             1998
                                                 -------------        ------------        --------------   ------------------
REVENUE                                          $         -          $       -           $         -           $         -
                                                 -------------        ------------        --------------   ------------------
EXPENSES
Trustee fees                                        (400,000)          (400,000)             (800,000)             (800,000)
Legal fees                                        (1,091,159)           (78,987)           (1,710,641)              (83,014)
Litigation consulting - expert witnesses            (379,565)          (121,250)             (433,244)             (121,250)
Litigation and trust administration                  (65,000)           (65,000)             (130,000)              (97,500)
Interest expense                                    (135,915)           (25,594)             (241,054)              (34,342)
Premises and equipment                               (12,900)           (38,516)              (25,800)              (85,822)
Insurance                                            (50,130)           (50,783)             (100,918)              (67,493)
Other                                                (64,718)           (10,281)             (100,967)              (13,607)
                                                 ------------         ----------          ------------          ------------

     Total Expenses                               (2,199,387)          (790,411)           (2,542,624)           (1,103,028)
                                                 ------------         ----------          ------------          ------------

          Net Loss                               $(2,199,387)         $(790,411)          $(3,542,624)          $(1,103,028)
                                                 ============         ==========          ============          ============

          Net Loss Per Certificate               $     (0.11)         $   (0.04)          $     (0.17)          $     (0.05)
                                                 ============         ==========          ============          ============



See accompanying Notes to Unaudited Financial Statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                       Unaudited Statement of Cash Flows

                                                                                                             February 13, 1998
                                                                           Six Months                          (Commencement
                                                                             Ended                              of Operations)
                                                                            June 30,                           Through June 30,
                                                                              1999                                   1998
                                                                          -------------                        ----------------
Cash flows from operating activities:
     Net loss                                                              $ (3,542,624)                         $ (1,103,028)
                                                                          -------------                        ----------------
     Adjustments to reconcile net loss to cash used in
          operating activities:
          Decrease (increase) in other assets                                   100,259                              (940,256)
          Increase in deferred litigation trustee fees                          300,000                               300,000
          Increase in other liabilities                                         697,920                               272,676
                                                                          -------------                        ----------------
               Total adjustments                                              1,098,179                              (367,580)
                                                                          -------------                        ----------------

               Net cash used in operating activities                         (2,444,445)                           (1,470,608)
                                                                          -------------                        ----------------
Cash flows from financing activities:
     Initial deposit into the expense fund                                          -                              19,884,294
                                                                          -------------                        ----------------
     Net increase (decrease) in cash                                         (2,444,445)                           18,413,686

Cash at beginning of period                                                  17,126,219                                   -
                                                                          -------------                        ----------------
Cash at end of period                                                      $ 14,681,774                          $ 18,413,686
                                                                          =============                        ================
Supplemental disclosure of cash flow information:

     Cash paid for interest                                                $        -                            $        -
                                                                          =============                        ================

See accompanying Notes to Unaudited Financial Statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                    Notes to Unaudited Financial Statements
                                 June 30, 1999

The Coast Federal Litigation Contingent Payment Rights Trust (the "CPR Trust") is a statutory business trust created under Delaware law on January 8, 1998. The CPR Trust was created by Coast Savings Financial, Inc. in connection with its merger, effected on February 13, 1998, with and into H. F. Ahmanson & Co. For a further description of the CPR Trust, see Item 2 herein, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

The unaudited financial statements of the CPR Trust included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Litigation Trustees, necessary to present a fair statement of the results for the interim periods indicated. The Litigation Trustees are the four senior executives of Coast with knowledge of the facts underlying the Litigation, which were retained by the CPR Trust as "Litigation Trustees." Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

GENERAL

The Coast Federal Litigation Contingent Payment Rights Trust (the "CPR Trust") is a statutory business trust created under Delaware law on January 8, 1998. The CPR Trust was created by Coast in connection with its merger, effected on February 13, 1998 (the "Merger"), with and into H. F. Ahmanson & Co. ("Ahmanson"), for the purpose of holding the Commitment Agreement entered into by Ahmanson and the CPR Trust, dated as of February 13, 1998 (the Commitment"). The Commitment represents Ahmanson's obligation to pay to the CPR Trust an amount equal to any net after-tax proceeds, as more particularly defined in the CPR Trust Agreement referred to below (the "Commitment Amount"), that may be received by Coast's wholly-owned subsidiary, Coast Federal Bank, FSB ("Coast Federal") (or its successor), from Coast Federal's regulatory capital litigation claims against the United States government in the case entitled Coast Federal Bank, FSB v. United States, No. 92-466C (Cl. Ct. filed July 9, 1992) (the "Litigation"). Subsequent to the merger, Ahmanson merged Coast Federal with and into Ahmanson's wholly-owned subsidiary, Home Savings of America, FSB ("Home Savings"), with Home Savings being the successor institution. Ahmanson merged into Washington Mutual, Inc. ("WAMU") on October 3, 1998, and Home Savings was thereafter merged into WAMU's wholly-owned subsidiary Washington Mutual Bank, F.A. ("Washington Mutual").

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

As further described below, Coast Federal's claims arose from changes with respect to the rules for computing Coast Federal's regulatory capital that were mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and certain regulations promulgated thereunder.

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

Pursuant to FIRREA, which became effective on August 9, 1989, the FSLIC and the FHLBB were eliminated and were replaced as the regulators of federally insured savings institutions by the Office of Thrift Supervision (the "OTS"). In regulations implementing FIRREA (the "Capital Regulations") and subsequent actions, the OTS took the position that the Capital Credit should be classified as supervisory goodwill, as defined in the Capital Regulations, which action resulted in an immediate exclusion of the Capital Credit from one of the three measures of Coast Federal's regulatory capital, and effected a five-year phase-out of the Capital Credit from such inclusion in the other two measures.

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

To manage the numerous cases against the federal government involving the calculation of regulatory capital as a result of the adoption of FIRREA (all such cases being referred to herein as the "Regulatory Capital Cases"), twelve of such cases were designated as priority cases (the "Priority Cases") that would be the first cases to go to trial following the trial on damages in the Glendale Case. The Litigation is scheduled to be among the first group of thirty cases (the "First Group of Thirty Cases") to go to trial following the completion of trial in Priority Cases. Pursuant to the case management order applicable to Regulatory Capital Cases, as such order has been amended, case specific discovery for the First Group of Thirty Cases was completed on July 31, 1999, plaintiffs in the First Group of Thirty Cases are to submit expert reports detailing their damages claims against the government by late October of 1999, and the government is to submit its own expert reports in response to the plaintiffs' reports by late February 2000. Parties in the First Group of Thirty Cases will not be eligible to have their cases tried until June 25, 2000 at the earliest. The current deadlines set forth in the schedule applicable to the First Group of Thirty Cases may be extended by order of the Chief Judge of the Court of Federal Claims.

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

DAMAGES

Although Coast Federal has conducted reviews of the damages it believes it suffered as a result of the government's actions, Coast Federal has not made a final determination regarding the amount or type of such damages it will seek to recover. Each savings institution affected by FIRREA's and the Capital Regulations' limitation on the inclusion in regulatory capital of supervisory goodwill or FSLIC capital contributions reacted to the resulting reduction in their regulatory capital in an individual fashion dictated by the unique facts and circumstances faced by the institution. Accordingly, the extent and amount of damages awarded to each such institution that has brought an action against the federal government is expected to be dependent on the specific facts in each case. Even if the plaintiffs in the Related Cases or Priority Cases are successful in securing damage awards, there can be no assurance that Coast Federal will obtain a damage award.

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

The United States has argued in the Glendale Case and in the Priority Cases that have gone to trial that some or all of the damages alleged by the plaintiffs in those cases are too speculative to permit a recovery. Trial in the damages phase of the Statesman Case commenced in May 1998, but the government and the plaintiffs in that case reached a settlement prior to completion of the trial. Trial of the damages phase of the Glendale case concluded in September 1998.
The plaintiff in the Glendale Case sought damages based on various damage theories and ranging from approximately $800 million to $2 billion depending upon the theory used. On April 9, 1999, the judge in the Glendale Case awarded the plaintiff $909 million in damages based on that judge's evaluation of the evidence and analysis of the legal arguments presented in the Glendale Case. The damages phase of the first of the Priority Cases to go to trial on the issue of damages, California Federal Bank v. the United States, Docket No. 92-138C (the "CalFed Case"), concluded in February of 1999. The plaintiff in the CalFed Case sought damages of between $725 million and $1.642 billion based on damage theories similar to those presented by the plaintiff in the Glendale case. On April 16, 1999, the judge in the CalFed Case awarded the plaintiff approximately $23 million in damages, based on that judge's evaluation of the evidence and analysis of the legal arguments presented in the CalFed Case.

The court in both the Glendale Case and the CalFed Case declined to award damages under some or all of the plaintiffs' damage theories. The remaining Priority Cases are scheduled for trial before the damages phase of Coast Federal's case is expected to go to trial, and it is likely that rulings in those cases will occur before trial of Coast Federal's damage claims. Appeals of the judgments in the Glendale Case and the CalFed Case have been filed, and appeals of other Priority Cases are likely. Any decisions reached by the Court of Appeals for the Federal Circuit in those cases could affect Coast Federal's damage claims. For these and other reasons, there can be no assurance as to the type or amount, if any, of damages that Coast Federal may recover. Without limiting the generality of the foregoing, there can be no assurance that Coast Federal will obtain any monetary or other recovery in the Litigation.

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

The Litigation Trustees have entered into a letter agreement with the law firm which has prosecuted the Litigation to date, Cooper, Carvin & Rosenthal, LLP (the "Firm"), dated February 13, 1998 (the "Letter Agreement"), in which the Firm agrees that it will not bill Coast Federal or the CPR Trust for any fees incurred subsequent to September 1, 1997 in excess of $7,650,000 (the "Cap"). In addition, up to $2 million of the Cap, i.e., any amounts over $5,650,000, will only be payable to the Firm out of the Commitment Amount, if any, when received by the CPR Trust from Ahmanson. In consideration of such limitations on the Firm's customary charges for professional services, the Letter Agreement provides that the CPR Trust will pay to the Firm, in addition to the Cap, a contingent incentive fee in the amount of one percent (1%) of the Commitment Amount, provided that no such incentive fee shall be payable in the events (1) that both Charles J. Cooper and Steven S. Rosenthal shall cease to be partners of the Firm prior to a final decision, including appeals, or other final resolution of the Litigation, or (2) that either Mr. Cooper or Mr. Rosenthal shall cease to be a partner of the Firm prior to a final decision, including any appeals, or other final resolution of the Litigation, other than by death, disability, or appointment to federal office.

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

SUMMARY FINANCIAL INFORMATION

The CPR Trust has no revenues. The Expense Fund is the CPR Trust's only source of funding for the payment of the expenses of its operations. The amounts in the Expenses Fund will be applied to a variety of expenses, including the costs of prosecuting the Litigation (including the fees and expenses of counsel, experts, support staff and consultants), compensation of the Institutional Trustee, the Delaware Trustee and the Litigation Trustees, the CPR Trust's indemnification obligations, liability insurance for the CPR Trust's indemnification obligations and any liabilities of the Litigation Trustees. To the extent that Coast Federal and its successors must engage in protracted litigation, such fees and expenses may increase significantly, and there can be no assurance that the Expense Fund will be sufficient to cover such fees and expenses.

The following table summarizes the activity in the Expense Fund (the balance of which was $14,681,774 as of June 30, 1999) and expenses that have been accrued but not yet paid for the three and six months ended June 30, 1999, as well as the balance of the Expense Fund that was available to cover future expenses as of June 30, 1999.


                                                      For the Three     For the Six
                                                       Months Ended     Months Ended
                                                      June 30, 1999    June 30, 1999
                                                      --------------   --------------
Expense Fund balance available for future
   expenses as of March 31, 1999                        $14,970,493
Expense Fund balance available for future
   expenses as of December 31, 1998                                      $16,180,061
Disbursements:
   Litigation Trustee fees                                 (250,000)        (483,333)
   Litigation and trust administration                      (65,000)        (130,000)
   Outside legal counsel and expert witness fees         (1,192,724)      (1,703,685)
   Premises and equipment                                   (12,900)         (25,800)
   Office and other expenses                                (64,717)        (101,625)
Accrued expenses:
   Deferred Litigation Trustee fees                        (150,000)        (300,000)
   Accrued Litigation Trustee fees                                -          (16,667)
   Increase in accrual for outside legal counsel
      and expert witness fees                              (278,000)        (440,200)
   Accrued interest on deferred Litigation
      Trustee fees                                          (26,034)         (47,633)
                                                        -----------      -----------
      Expense Fund balance available
         for future expenses as of
         June 30, 1999                                  $12,931,118      $12,931,118
                                                        ===========      ===========


In addition to the accrued expenses summarized above, $358,695 of expense was accrued through June 30, 1999, for interest that may be payable to Ahmanson or its successor on disbursements from the Expense Fund. The CPR Trust's obligation to pay such accrued interest payable is contingent upon receipt of sufficient Litigation Proceeds. Expenses for "Litigation and trust administration" refer to fees paid to three individuals retained by the CPR Trust to provide litigation and trust administration support services.

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

           27.  Financial Data Schedule

(b)    Reports on Form 8-K

No reports on Form 8-K were filed by the registrant for the period ended June 30, 1999.

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



Dated:   August 10, 1999