Form 10-Q
period 1999-09-30
COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
filed 1999-11-12
CIK 1052801

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q
(Mark One)

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999
                OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

                       Commission file number 333-44155
                       ---------------------------------

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                        13-7140975
- - ---------------------------------                  -------------------
(State or other jurisdiction of                      (I.R.S. Employer
Incorporation or organization)                     Identification No.)

E.A. Delle Donne Corporate Center, Montgomery Building, 1011 Centre Road,
Wilmington, Delaware                                         19805-1266
- - - --------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                (302) 636-3300
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of November 1, 1999 the registrant had 20,703,817 Contingent Payment Rights Certificates, no par value, outstanding.

PART I  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS


           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                  Unaudited Statement of Financial Condition

                                                                September 30,       December 31,
ASSETS                                                              1999               1998
                                                                -------------       ------------
Cash in bank                                                     $12,732,231         $17,126,219
Other assets                                                         689,607             839,996
                                                                 -----------         -----------

     Total Assets                                                $13,421,838         $17,966,215
                                                                 ===========         ===========

LIABILITIES AND CERTIFICATEHOLDERS' EQUITY
Expense fund                                                     $19,884,294         $19,884,294
Deferred litigation trustee fees                                   1,150,000             700,000
Other liabilities                                                  1,194,288             411,432
                                                                 -----------         -----------

     Total Liabilities                                            22,228,582          20,995,726
                                                                 -----------         -----------

Certificateholders' Equity
     Certificates, no par value, 20,703,817 authorized,
          issued and outstanding                                          -                   -
     Accumulated deficit                                          (8,806,744)         (3,029,511)
                                                                 -----------         -----------

          Total Certificateholders' Equity                        (8,806,744)         (3,029,511)
                                                                 -----------         -----------

                                                                 $13,421,838         $17,966,215
                                                                 ===========         ===========

See accompanying Notes to Unaudited Financial Statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                       Unaudited Statement of Operations



                                                                                                        February 13, 1998
                                                                                    Nine Months           (Commencement
                                                 Three Months Ended September 30,      Ended              of Operations)
                                                 --------------------------------   September 30,       Through September 30,
                                                     1999                1998           1999                     1998
                                                 ------------        ------------   -------------       ---------------------
REVENUE                                           $        -          $      -       $        -          $        -
                                                  -----------         ---------      -----------         -----------
EXPENSES
Trustee fees                                         (400,000)         (400,000)      (1,200,000)         (1,000,000)
Legal fees                                           (742,280)         (207,456)      (2,452,921)           (290,470)
Litigation consulting - expert witnesses             (703,113)          (68,488)      (1,136,357)           (189,738)
Litigation and trust administration                   (65,000)          (65,000)        (195,000)           (162,500)
Interest expense                                     (199,935)          (86,655)        (440,989)           (120,997)
Premises and equipment                                (13,048)          (14,900)         (38,848)           (100,722)
Insurance                                             (50,129)          (50,130)        (151,047)           (117,623)
Other                                                 (61,104)          (11,782)        (162,071)            (25,389)
                                                  -----------         ---------      -----------         -----------

     Total Expenses                                (2,234,609)         (904,411)      (5,777,233)         (2,007,439)
                                                  -----------         ---------      -----------         -----------

          Net Loss                                $(2,234,609)        $(904,411)     $(5,777,233)        $(2,007,439)
                                                  ===========         =========      ===========         ===========

          Net Loss Per Certificate                $     (0.11)        $   (0.04)     $     (0.28)        $     (0.10)
                                                  ===========         =========      ===========         ===========

See accompanying Notes to Unaudited Financial Statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                       Unaudited Statement of Cash Flows


                                                                                                            February 13, 1998
                                                                                Nine Months                  (Commencement
                                                                                  Ended                       of Operations)
                                                                               September 30,              Through September 30,
                                                                                  1999                            1998
                                                                               -------------              ---------------------
Cash flows from operating activities:
     Net loss                                                                   $(5,777,233)                    $(2,007,439)
                                                                                -----------                     -----------
     Adjustments to reconcile net loss to cash used in
          operating activities:
          Decrease (increase) in other assets                                       150,389                        (890,126)
          Increase in deferred litigation trustee fees                              450,000                         500,000
          Increase in other liabilities                                             782,856                         309,330
                                                                                -----------                     -----------
               Total adjustments                                                  1,383,245                         (80,796)
                                                                                -----------                     -----------

               Net cash used in operating activities                             (4,393,988)                     (2,088,235)
                                                                                -----------                     -----------
Cash flows from financing activities:
     Initial deposit into the expense fund                                               -                       19,884,294
                                                                                -----------                     -----------

     Net increase (decrease) in cash                                             (4,393,988)                     17,796,059

Cash at beginning of period                                                      17,126,219                              -
                                                                                -----------                     -----------

Cash at end of period                                                           $12,732,231                     $17,796,059
                                                                                ===========                     ===========

Supplemental disclosure of cash flow information:

     Cash paid for interest                                                     $        -                      $        -
                                                                                ===========                     ===========

See accompanying Notes to Unaudited Financial Statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                    Notes to Unaudited Financial Statements
                              September 30, 1999

The Coast Federal Litigation Contingent Payment Rights Trust (the "CPR Trust") is a statutory business trust created under Delaware law on January 8, 1998. The CPR Trust was created by Coast Savings Financial, Inc. ("Coast") in connection with its merger, effected on February 13, 1998, with and into H. F. Ahmanson & Co. For a further description of the CPR Trust, see Item 2 herein, "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

The unaudited financial statements of the CPR Trust included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Litigation Trustees, necessary to present a fair statement of the results for the interim periods indicated. The Litigation Trustees are the four senior executives of Coast with knowledge of the facts underlying the Litigation, which were retained by the CPR Trust as "Litigation Trustees." Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

The assets of the CPR Trust consist solely of the Commitment and the right to draw on amounts in the Expense Fund for purposes of funding expenses of the CPR Trust, including expenses of the Litigation, fees and expenses of the Litigation Trustees and all administrative expenses. Under the CPR Trust Agreement, Ahmanson agreed to provide the sum of $19,884,294 (which is equal to $20 million less expenses related to the Litigation incurred by Coast Federal between September 1, 1997 and February 13, 1998) (the "Expense Fund") to fund the Litigation and other expenses of the CPR Trust, which amount is to be reimbursed to Ahmanson from any proceeds of the Litigation, including any amounts received in settlement of the Litigation, prior to the payment of any amounts to holders of the Contingent Payment Rights Certificates (the "CPR Certificates"). The Expense Fund is on deposit in a non-interest bearing demand deposit account in the name of the CPR Trust at Washington Mutual.

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

To manage the numerous cases against the federal government involving the calculation of regulatory capital as a result of the adoption of FIRREA (all such cases being referred to herein as the "Regulatory Capital Cases"), twelve of such cases were designated as priority cases (the "Priority Cases") that would be the first cases to go to trial following the trial on damages in the Glendale Case. The Litigation is scheduled to be among the first group of thirty cases (the "First Group of Thirty Cases") to go to trial following the completion of trial in the Priority Cases. Pursuant to the case management order applicable to Regulatory Capital Cases, as such order has been amended, case specific discovery for the First Group of Thirty Cases was completed on July 31, 1999 and parties in the First Group of Thirty Cases will not be eligible to have their cases tried until June 25, 2000, at the earliest. The current deadlines set forth in the schedule applicable to the First Group of Thirty Cases may be extended or otherwise modified by order of the Chief Judge of the Court of Federal Claims.

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

ALTERNATIVE DISPUTE RESOLUTION PROCESS

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

DAMAGES

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

On September 29, 1999, Coast Federal filed with the Court of Claims the final reports of its expert witnesses. The reports describe the amounts and methods of calculation of the damages which the experts believe Coast Federal suffered as a result of the government's breach of the Assistance Agreement relating to Coast's acquisition of Central. Coast Federal's principal expectation damages analysis as set forth in the experts' reports calculates the damages to be $1,396.6 million. An alternative methodology calculates damages to be $782.1 million. No calculations for either restitution or reliance damages were included in the reports. The expert reports are attached as exhibits to a filing made on September 29, 1999, on behalf of Coast Federal with the Court of Claims in Washington, D.C. The government currently has until December 28, 1999, to depose the expert witnesses who prepared the reports and until January 27, 2000, to file its own experts' reports on damages in response to the conclusions set forth in the reports of Coast Federal's experts.

The United States has argued in the Glendale Case and in the Priority Cases that have gone to trial that some or all of the damages alleged by the plaintiffs in those cases are too speculative to permit a recovery. Trial in the damages phase of the Statesman Case commenced in May 1998, but the government and the plaintiffs in that case reached a settlement prior to completion of the trial. Trial of the damages phase of the Glendale case concluded in September 1998.
The plaintiff in the Glendale Case sought damages based on various damage theories and ranging from approximately $800 million to $2 billion depending upon the theory used. On April 9, 1999, the judge in the Glendale Case awarded the plaintiff $909 million in damages based on that judge's evaluation of the evidence and analysis of the legal arguments presented in the Glendale Case. The damages phase of the first of the Priority Cases to go to trial on the issue of damages, California Federal Bank v. the United States, Docket No. 92-138C (the "CalFed Case"), concluded in February, 1999. The plaintiff in the CalFed Case sought damages of between $725 million and $1.642 billion based on damage theories similar to those presented by the plaintiff in the Glendale case. On April 16, 1999, the judge in the CalFed Case awarded the plaintiff approximately $23 million in damages, based on that judge's evaluation of the evidence and analysis of the legal arguments presented in the CalFed Case. A decision in another Priority Case, LaSalle Talman Bank, F.S.B. v. the United States, Docket No. 92-652C (the "LaSalle Talman Case"), was filed on September 30, 1999. The plaintiff in the LaSalle Talman Case sought damages of between $858.8 million and $1,196.6 million based on various damages theories. The judge in the LaSalle Talman Case awarded plaintiffs approximately $5 million in damages, based on that judge's evaluation of the evidence and analysis of the legal arguments presented in that case.

The court in the Glendale Case, the CalFed Case, and the LaSalle Talman Case declined to award damages under some or all of the plaintiffs' damage theories. The remaining Priority Cases are scheduled for trial before the damages phase of Coast Federal's case is expected to go to trial, and it is likely that rulings in those cases will occur before trial of Coast Federal's damage claims.
Appeals of the judgments in the Glendale Case, the CalFed Case and the LaSalle Talman Case have been filed, and appeals of other Priority Cases are likely.
Any decisions reached by the Court of Appeals for the Federal Circuit in those cases could affect Coast Federal's damage claims. For these and other reasons, there can be no assurance as to the type or amount, if any, of damages that Coast Federal may recover. Without limiting the generality of the foregoing, there can be no assurance that Coast Federal will obtain any monetary or other recovery in the Litigation.

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

Pursuant to the CPR Trust Agreement, the Litigation Trustees have the sole and exclusive right to instruct Coast Federal and its successors with respect to the prosecution of the Litigation (including all decisions as to retention, dismissal and the terms of engagement of existing or new counsel for Coast Federal, which retention may involve fees that are partly contingent, and other advisors). The CPR Trust Agreement also provides that the Litigation Trustees have the right, in their sole discretion, to instruct Coast Federal and its successors to dismiss, settle or cease prosecution of the Litigation at any time and on any terms; Ahmanson, including any successor, is required by the CPR Trust Agreement to cause Coast Federal and its successors to follow such instructions from the Litigation Trustees other than instructions that are not reasonable.

The Litigation Trustees have entered into a letter agreement with the law firm which has prosecuted the Litigation to date, Cooper, Carvin & Rosenthal, PLLC (the "Firm"), dated February 13, 1998 (the "Letter Agreement"), in which the Firm agrees that it will not bill Coast Federal or the CPR Trust for any fees incurred subsequent to September 1, 1997, in excess of $7,650,000 (the "Cap"). In addition, up to $2 million of the Cap, i.e., any amounts over $5,650,000, will only be payable to the Firm out of the Commitment Amount, if any, when received by the CPR Trust from Ahmanson. In consideration of such limitations on the Firm's customary charges for professional services, the Letter Agreement provides that the CPR Trust will pay to the Firm, in addition to the Cap, a contingent incentive fee in the amount of one percent (1%) of the Commitment Amount, provided that no such incentive fee shall be payable in the events (1) that both Charles J. Cooper and Steven S. Rosenthal shall cease to be partners of the Firm prior to a final decision, including appeals, or other final resolution of the Litigation, or (2) that either Mr. Cooper or Mr. Rosenthal shall cease to be a partner of the Firm prior to a final decision, including any appeals, or other final resolution of the Litigation, other than by death, disability, or appointment to federal office.

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

The following table summarizes the activity in the Expense Fund (the balance of which was $12,732,231 as of September 30, 1999) and expenses that have been accrued but not yet paid for the three and nine months ended September 30, 1999, as well as the balance of the Expense Fund that was available to cover future expenses as of September 30, 1999.

                                                         For the Three         For the Nine
                                                         Months Ended          Months Ended
                                                      September 30, 1999    September 30, 1999
                                                      -------------------   -------------------
Expense Fund balance available for future
   expenses as of June 30, 1999                              $12,931,118
Expense Fund balance available for future
   expenses as of December 31, 1998                                                $16,180,061
Disbursements:
   Litigation Trustee fees                                      (250,000)             (733,333)
   Litigation and trust administration                           (65,000)             (195,000)
   Outside legal counsel and expert witness fees              (1,560,393)           (3,264,078)
   Premises and equipment                                        (13,048)              (38,848)
   Office and other expenses                                     (61,104)             (162,729)
Accrued expenses:
   Deferred Litigation Trustee fees                             (150,000)             (450,000)
   Accrued Litigation Trustee fees                                     -               (16,667)
   Decrease (increase) in accrual for outside
      legal counsel and expert witness fees                      115,000              (325,200)
   Accrued interest on deferred Litigation
      Trustee fees                                               (31,849)              (79,482)
                                                             -----------           -----------
      Expense Fund balance available
         for future expenses as of
         September 30, 1999                                  $10,914,724           $10,914,724
                                                             ===========           ===========


In addition to the accrued expenses summarized above, $526,782 of expense was accrued through September 30, 1999, for interest that may be payable to Ahmanson or its successor on disbursements from the Expense Fund. The CPR Trust's obligation to pay such accrued interest payable is contingent upon receipt of sufficient Litigation Proceeds. Expenses for "Litigation and trust administration" refer to fees paid to three individuals retained by the CPR Trust to provide litigation and trust administration support services.

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

(a)  Exhibits

          27.  Financial Data Schedule

(b)  Reports on Form 8-K

During the quarter for which this report is filed, the following Forms 8-K were filed:

     1. September 30, 1999, Item 5, Other Events. Press release regarding filing by Coast Federal of final reports of expert witnesses.

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


Dated:   November 10, 1999