Form 10-K405
period 1999-12-31
COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
filed 2000-03-29
CIK 1052801

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (fee required)

     For the fiscal year ended December 31, 1999

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (no fee required)

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

At March 3, 2000 the aggregate market value of registrant's securities (consisting solely of the Contingent Payment Rights Certificates (the "CPR Certificates")) held by nonaffiliates of the registrant, based on the average bid and asking price of the CPR Certificates on that date of $1.98 per Certificate, was approximately $40.2 million.

At March 3, 2000 there were 20,703,817 CPR Certificates, no par value, outstanding.

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

                          Table of Contents
--------------------------------------------------------------------------------
PART I

Item 1.    Business.......................................................  4

Item 2.    Properties.....................................................  4

Item 3.    Legal Proceedings..............................................  4

Item 4.    Submission of Matters to a Vote of Security Holders............  4


PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters....................................  4

Item 6.    Selected Financial Data........................................  5

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................  5

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk..... 14

Item 8.    Financial Statements and Supplementary Data.................... 15

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................ 25


PART III

Item 10.   Directors and Executive Officers of the Registrant............. 25

Item 11.   Executive Compensation......................................... 25

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management.......................................... 25

Item 13.   Certain Relationships and Related Transactions................. 26

PART IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K............................................ 26

           Signatures..................................................... 27


PART I

ITEM 1.  BUSINESS

The information required by this Item is set forth under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

ITEM 2.  PROPERTIES

The Coast Federal Litigation Contingent Payment Rights Trust (the "CPR Trust") leases an office at 136 South Oak Knoll Avenue, Suite 320, Pasadena, California 91101.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

The CPR Certificates trade on The NASDAQ Stock Market under the symbol CCPRZ. The following table indicates certain quarterly information with respect to the CPR Certificates' trading prices; the CPR Certificates' first year of trading was 1998.


                     1999            1998
                  ------------  --------------
                  High    Low    High    Low
                  -----  -----  ------  ------
First Quarter     $8.25  $5.38  $16.31  $13.50
Second Quarter     7.25   0.88   17.13   14.25
Third Quarter      1.81   0.94   15.31    9.06
Fourth Quarter     1.69   0.69   10.56    5.00

As of February 22, 2000, there were approximately 2,995 beneficial owners of the CPR Certificates. No dividends were declared or paid on the CPR Certificates in 1999. For a description of the CPR Certificates, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

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

GENERAL

The Federal Litigation Contingent Payment Rights Trust (the "CPR Trust") is a statutory business trust created under Delaware law on January 8, 1998. The CPR Trust was created by Coast in connection with its merger, effected on February 13, 1998 (the "Merger"), with and into H. F. Ahmanson & Co. ("Ahmanson"), for the purpose of holding the Commitment Agreement entered into by Ahmanson and the CPR Trust, dated as of February 13, 1998 (the Commitment"). The Commitment represents Ahmanson's obligation to pay to the CPR Trust an amount equal to any net after-tax proceeds, as more particularly defined in the CPR Trust Agreement referred to below (the "Commitment Amount"), that may be received by Coast's wholly-owned subsidiary, Coast Federal Bank, FSB ("Coast Federal") (or its successor), from Coast Federal's regulatory capital litigation claims against the United States government in the case entitled Coast Federal Bank, FSB v. United States, No. 92-466C (Cl. Ct. filed July 9, 1992) (the "Litigation"). Subsequent to the merger, Ahmanson merged Coast Federal with and into Ahmanson's wholly-owned subsidiary, Home Savings of America, FSB ("Home Savings"), with Home Savings being the successor institution. Ahmanson merged into Washington Mutual, Inc. ("WAMU") on October 3, 1998, and Home Savings was thereafter merged into WAMU's wholly-owned subsidiary, Washington Mutual Bank, F.A. ("Washington Mutual").

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

Within 60 days of the receipt of any Commitment Amount, the CPR Trust is required under the CPR Trust Agreement to pay such amounts (other than $10 million or such greater amount as the Litigation Trustees reasonably determine may be reasonably likely to be required to pay additional expenses or to satisfy the CPR Trust's indemnification obligations (the "Retained Amount")) less the amount of any accrued but unpaid expenses payable by the CPR Trust but not covered by the Expense Fund, to the holders of the CPR Certificates as of a record date to be set by the Litigation Trustees. The Retained Amount will be retained for a period of two years, or such longer period as the Litigation Trustees reasonably determine may be required.

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

To manage the numerous cases against the federal government involving the calculation of regulatory capital as a result of the adoption of FIRREA (all such cases being referred to herein as the "Regulatory Capital Cases"), twelve of such cases were designated as priority cases (the "Priority Cases") that would be the first cases to go to trial following the trial on damages in the Glendale Case. The Litigation is scheduled to be among the first group of thirty cases (the "First Group of Thirty Cases") to go to trial following the completion of trial in the Priority Cases. Pursuant to the case management order applicable to Regulatory Capital Cases, as such order has been amended, case specific discovery for the First Group of Thirty Cases was completed on July 31, 1999, and parties in the First Group of Thirty Cases will not be eligible to have their cases tried until June 25, 2000, at the earliest. The current deadlines set forth in the schedule applicable to the First Group of Thirty Cases may be extended or otherwise modified by order of the Chief Judge of the Claims Court.

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

Plaintiffs in the Regulatory Capital Cases have tended to pursue damages based on one or more of three alternative damage theories: (1) expectation damages,
(2) restitution, and (3) reliance damages. It is impractical to provide a full description of the elements of damage recoverable under each of those alternative damage theories. However, the following descriptions are provided for purposes of communicating a basic understanding of these legal theories.

Expectation damages are generally intended to place the injured party in as good a position as it would have been in if the contract had been fully performed. Such damages may include the loss of any monetary benefits that the injured party would have received in the absence of the breach plus any other losses caused by the breach, less any costs or losses avoided by the injured party as a direct result of the breach.

Restitution generally involves restoration to the injured party of any benefits conferred by it on the breaching party. The injured party's restitution interest is ordinarily measured by the reasonable value of the benefits conferred by its performance of the contract on the breaching party, reduced by any benefits received by the injured party through the breaching party's partial performance.

Reliance damages are generally intended to restore the injured party to the position it would have been in if the contract had not been made. Reliance damages are generally measured by any expenditures made by the injured party in the course of performance of the contract or as a result of entering into the contract.

The plaintiff has the burden of proving the amounts of its damages, or the value of its performance as a basis for restitution, by a preponderance of the evidence.

On September 29, 1999, Coast Federal filed with the Claims Court the final reports of its expert witnesses. The reports describe the amounts and methods of calculation of the damages which the experts believe Coast Federal suffered as a result of the government's breach of the Assistance Agreement relating to Coast's acquisition of Central. Coast Federal's principal expectation damages analysis as set forth in the experts' reports calculates the damages to be $1.397 billion. An alternative expectation damages analysis calculates damages to be $782.1 million. Coast Federal's expectation damages analyses include calculations of damages for lost profits, for the cost of replacing capital, and for increased operating costs (such as costs of deposits, OTS assessments, and deposit insurance premiums) caused by the government's breach. No calculations for either restitution or reliance damages were included in the reports. The expert reports are attached as exhibits to a filing made on September 29, 1999, on behalf of Coast Federal with the Claims Court in Washington, D.C. In early January 2000, the government completed its deposition of the expert witnesses who prepared the reports, and on January 27, 2000, the government submitted its own experts' reports on damages in response to the conclusions set forth in the reports of Coast Federal's experts. However, the government did not file its expert's reports with the Claims Court and such reports are not therefore publicly available. Coast will likely complete its depositions of the expert witnesses who prepared the government's experts' reports by the middle of May 2000.

The United States has argued in the Glendale Case and in the Priority Cases that have gone to trial that some or all of the damages alleged by the plaintiffs in those cases are too speculative to permit a recovery. Trial in the damages phase of the Statesman Case commenced in May 1998, but the government and the plaintiffs in that case reached a settlement prior to completion of the trial. Trial of the damages phase of the Glendale case concluded in September 1998. The plaintiff in the Glendale Case sought damages based on various damage theories and ranging from approximately $800 million to $2 billion depending upon the theory used. On April 9, 1999, the judge in the Glendale Case awarded the plaintiff $909 million in restitution damages and for increased operating costs (which the judge characterized as reliance damages), based on that judge's evaluation of the evidence and analysis of the legal arguments presented in the Glendale Case. The damages phase of the first of the Priority Cases to go to trial on the issue of damages, California Federal Bank v. the United States, Docket No. 92-138C (the "CalFed Case"), concluded in February 1999. The plaintiff in the CalFed Case sought damages of between $725 million and $1.642 billion based on damage theories similar to those presented by the plaintiff in the Glendale case. On April 16, 1999, the judge in the CalFed Case awarded the plaintiff approximately $23 million in transaction costs under a cost of replacement capital theory, based on that judge's evaluation of the evidence and analysis of the legal arguments presented in the CalFed Case. A decision in another Priority Case, LaSalle Talman Bank, F.S.B. v. the United States, Docket No. 92-652C (the "LaSalle Talman Case"), was filed on September 30, 1999. The plaintiff in the LaSalle Talman Case sought damages of between $858.8 million and $1.197 billion based on various damages theories. The judge in the LaSalle Talman Case awarded plaintiffs approximately $5 million in reliance damages, based on that judge's evaluation of the evidence and analysis of the legal arguments presented in that case. A decision in a third Priority Case, Landmark Land Company, Inc. v. United States, Docket No. 95-502C (the "Landmark Case"), was filed on March 3, 2000. The plaintiffs in the Landmark Case sought damages of between $1.042 billion and $1.432 billion based on various combined damages theories of both the private plaintiff and the FDIC. The judge in the Landmark Case, the same judge who had presided in the CalFed Case, awarded the private plaintiff and the FDIC a total of approximately $39.2 million in restitution and reliance damages, based on that judge's evaluation of the evidence and analysis of the legal arguments presented in the Landmark Case.

The courts in the Glendale Case, the CalFed Case, the LaSalle Talman Case and the Landmark Case declined to award damages under some or all of the plaintiffs' damage theories. No judge in any of the cases made an award for lost profits damages, which is one of the primary theories of expectation damages for which Coast is currently seeking a recovery. In addition, no judge in any of the cases has made an award of cost of replacement capital damages (other than transaction costs), which is another one of the primary theories of expectation damages for which Coast is currently seeking a recovery.

The remaining Priority Cases are scheduled for trial before the damages phase of Coast Federal's case is expected to go to trial, and it is likely that rulings in those cases will occur before trial of Coast Federal's damage claims.
Appeals of the judgments in the Glendale Case, the CalFed Case and the LaSalle Talman Case have been filed with the Court of Appeals for the Federal Circuit, and appeals of other Priority Cases are likely. Any decisions reached by the Court of Appeals in those cases could affect Coast Federal's damages claims. For these and other reasons, there can be no assurance as to the type or amount, if any, of damages that Coast Federal may recover. Without limiting the generality of the foregoing, there can be no assurance that Coast Federal will obtain any monetary or other recovery in the Litigation.

MANAGEMENT OF THE LITIGATION

The Litigation Trustees are Ray Martin, Robert L. Hunt II, Norman H. Raiden and James F. Barritt, who at the time of the Merger were the four senior Coast executives with knowledge of the facts underlying the Litigation. Mr. Martin, Mr. Hunt and Mr. Barritt were officers of Coast and Coast Federal both at the time of the agreement with the federal government to treat certain amounts as a permanent addition to Coast Federal's regulatory capital in connection with Coast Federal's acquisition of Central, and also at the time of the alleged breach of this agreement by the federal government, which gave rise to the claims underlying the Litigation. Mr. Martin, Mr. Hunt and Mr. Barritt, together with Mr. Raiden (who joined Coast soon after the alleged breach of the agreement by the federal government), had been involved in the prosecution of the Litigation prior to the Merger.

Mr. Martin is 64 years old and prior to the Merger served as Chairman of the Board, Chief Executive Officer and Director of Coast and Coast Federal. Mr. Hunt is 49 years old and prior to the Merger served as Director, President and Chief Operating Officer of Coast and Coast Federal. Mr. Raiden is 67 years old and prior to the Merger served as Senior Executive Vice President of Coast and Coast Federal and General Counsel of Coast, and until December 3, 1997, served as General Counsel of Coast Federal. Mr. Barritt is 41 years old and prior to the Merger served as Senior Executive Vice President and Chief Financial Officer of Coast and Coast Federal.

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

The Litigation Trustees have entered into a letter agreement with the law firm which has prosecuted the Litigation to date, Cooper, Carvin & Rosenthal, PLLC (the "Firm"), dated February 13, 1998 (the "Letter Agreement"), in which the Firm agrees that it will not bill Coast Federal or the CPR Trust for any fees incurred subsequent to September 1, 1997, in excess of $7,650,000 (the "Cap"). In addition, up to $2 million of the Cap, i.e., any amounts over $5,650,000, will only be payable to the Firm out of the Commitment Amount, if any, when received by the CPR Trust from Ahmanson. In consideration of such limitations on the Firm's customary charges for professional services, the Letter Agreement provides that the CPR Trust will pay to the Firm, in addition to the Cap, a contingent incentive fee in the amount of one percent (1%) of the Commitment Amount, provided that no such incentive fee shall be payable in the event (1) that both Charles J. Cooper and Steven S. Rosenthal shall cease to be partners of the Firm prior to a final decision, including appeals, or other final resolution of the Litigation, or (2) that either Mr. Cooper or Mr. Rosenthal shall cease to be a partner of the Firm prior to a final decision, including any appeals, or other final resolution of the Litigation, other than by death, disability, or appointment to federal office.

The CPR Trust Agreement provides that as compensation the CPR Trust will pay each Litigation Trustee, during the term of his service as a Litigation Trustee, fees of $400,000 per year for five years (except that if the Litigation is sooner terminated, the remainder of such fees (but in no event with respect to a period longer than the remainder of such year plus two additional years) will be accelerated upon final resolution of the Litigation and receipt by Ahmanson of the Litigation Proceeds), plus reimbursement of all reasonable out-of-pocket expenses. If the services of the Litigation Trustees continue to be necessary after the initial five-year period or such receipt of Litigation Proceeds, the Litigation Trustees shall be entitled to a fee of $200 per hour until termination of the CPR Trust. Pursuant to the CPR Trust Agreement, each Litigation Trustee may, but is not obligated to, defer all or part of his compensation until 30 days after the earliest to occur of (i) the date on which he elected to defer such compensation, (ii) the date he ceases to be a Litigation Trustee, and (iii) the date of the receipt of the Commitment Amount in full by the CPR Trust. Any Litigation Trustee electing to so defer will receive the compensation he would have received plus an amount, calculated on a monthly basis during the period of deferral (and included in the amount deferred), equal to the product of the monthly balance of the amount deferred and an annual rate equal to the Reference Rate, as defined in the CPR Trust Agreement, plus 250 basis points. For the year ending December 31, 2000, Mr. Barritt and Mr. Hunt made no deferral election and Mr. Martin and Mr. Raiden elected to defer one-half of their 2000 compensation.

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

Following is a statement that details the activity in the Expense Fund, and expenses that have been accrued but not yet paid for the year ended December 31, 1999, and for the period February 13, 1998 (the date of commencement of operations of the CPR Trust) through December 31, 1998, as well as the balance of the Expense Fund that was available to cover future expenses as of December 31, 1999.

                                                                           For the Period
                                                                         February 13, 1998
                                                    For the Year Ended        Through
                                                     December 31, 1999   December 31, 1998
                                                    -------------------  ------------------
Initial deposit by Ahmanson                                                    $19,884,294
Expense Fund balance available for future
   Expenses as of December 31, 1998                        $16,180,061
Disbursements:
   Litigation Trustee fees                                    (983,333)           (633,333)
   Litigation and trust administration                        (268,594)           (205,832)
   Outside legal counsel and expert witness fees            (3,894,464)           (734,234)
   Premises and equipment                                      (53,449)           (118,122)
   Insurance                                                      (657)         (1,003,249)
   Office and other expenses                                  (198,798)            (63,305)
Accrued expenses:
   Deferred Litigation Trustee fees                           (600,000)           (700,000)
   Accrued Litigation Trustee fees                             (16,667)            (66,667)
   Accrued litigation and trust
      administration fees                                            -             (21,667)
   Accrued outside legal counsel and expert
      witness fees                                            (371,200)           (121,800)
   Other accrued expenses                                      (10,000)                  -
   Accrued interest on deferred Litigation
      Trustee fees                                            (117,091)            (36,024)
                                                           -----------         -----------
      Expense Fund balance available
         for future expenses as of
         year end                                          $ 9,665,808         $16,180,061
                                                           ===========         ===========


In addition to the accrued expenses summarized above, $745,002 of expense was accrued through December 31, 1999, for interest that may be payable to Ahmanson or its successor on disbursements from the Expense Fund. The CPR Trust's obligation to pay such accrued interest payable is contingent upon receipt of sufficient Litigation Proceeds. Expenses for "Litigation and trust administration" refer to fees paid to three individuals retained by the CPR Trust to provide litigation and trust administration support services.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         Independent Auditors' Report


The Trustees
Coast Federal Litigation Contingent Payment Rights Trust:

We have audited the accompanying statement of financial condition of Coast Federal Litigation Contingent Payment Rights Trust as of December 31, 1999 and the related statements of operations, changes in certificateholders' equity and cash flows for the year ended December 31, 1999, and the period February 13, 1998 (commencement of operations) through December 31, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coast Federal Litigation Contingent Payment Rights Trust as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the year ended December 31, 1999, and the period February 13, 1998 (commencement of operations) through December 21, 1998 in conformity with generally accepted accounting principles.



KPMG LLP

Los Angeles, California
February 17, 2000

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                       Statement of Financial Condition

                                                                                              December 31,
                                                                            ----------------------------------------------
                                                                                    1999                     1998
                                                                            ----------------------   ---------------------
ASSETS
Cash in bank                                                                   $    11,726,923          $   17,126,219
Other assets                                                                           639,477                 839,996
                                                                            ----------------------   ---------------------

     Total Assets                                                              $    12,366,400          $   17,966,215
                                                                            ======================   =====================

LIABILITIES AND CERTIFICATEHOLDERS' EQUITY
Expense fund                                                                   $    19,884,294          $   19,884,294
Deferred Litigation Trustee fees                                                     1,300,000                 700,000
Other liabilities                                                                    1,506,117                 411,432
                                                                            ----------------------   ---------------------

     Total Liabilities                                                              22,690,411              20,995,726
                                                                            ----------------------   ---------------------
Certificateholders' Equity
     Certificates, no par value, 20,703,817
          authorized, issued and outstanding                                                 -                       -
     Accumulated deficit                                                           (10,324,011)             (3,029,511)
                                                                            ----------------------   ---------------------

          Total Certificateholders' Equity                                         (10,324,011)             (3,029,511)
                                                                            ----------------------   ---------------------

                                                                               $    12,366,400          $   17,966,215
                                                                            ======================   =====================

See accompanying notes to financial statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            Statement of Operations

                                                                                                            For the Period
                                                                                                          February 13, 1998
                                                                             For the Year                  (Commencement of
                                                                                Ended                    Operations) Through
                                                                          December 31, 1999                December 31, 1998
                                                                      ---------------------------   -------------------------------
REVENUE                                                                          $          -                     $          -
                                                                      ---------------------------   -------------------------------
EXPENSES
Litigation Trustee fees                                                            (1,600,000)                      (1,400,000)
Legal fees                                                                         (2,730,037)                        (661,096)
Litigation consulting - expert witnesses                                           (1,535,627)                        (194,938)
Litigation and trust administration                                                  (268,594)                        (227,500)
Interest expense                                                                     (696,819)                        (201,298)
Premises and equipment                                                                (53,449)                        (113,622)
Insurance                                                                            (201,177)                        (167,752)
Other                                                                                (208,797)                         (63,305)
                                                                      ---------------------------   -------------------------------

     Total Expenses                                                                (7,294,500)                      (3,029,511)
                                                                      ---------------------------   -------------------------------

          Net Loss                                                               $ (7,294,500)                    $ (3,029,511)
                                                                      ===========================   ===============================

          Net Loss Per Certificate                                               $      (0.35)                    $      (0.15)
                                                                      ===========================   ===============================

See accompanying notes to financial statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
              Statement of Changes in Certificateholders' Equity

                                                                                                                 Total
                                                                                  Accumulated              Certificateholders'
                                                      Certificates                  Deficit                       Equity
                                                      ------------              ---------------            -------------------
Balance February 13, 1998                             $          -              $             -            $                 -

Net loss for the period
   February 13, 1998 (commencement
   of operations) through
   December 31, 1998                                             -                   (3,029,511)                    (3,029,511)
                                                      ------------              ---------------            -------------------

Balance December 31, 1998                                        -                   (3,029,511)                    (3,029,511)
                                                      ------------              ---------------            -------------------

Net loss for the year ended
   ended December 31, 1999                                       -                   (7,294,500)                    (7,294,500)
                                                      ------------              ---------------            -------------------

Balance December 31, 1999                             $          -              $   (10,324,011)           $       (10,324,011)
                                                      ============              ===============            ===================

See accompanying notes to financial statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            Statement of Cash Flows


                                                                                                    For the Period
                                                                                                   February 13, 1998
                                                                         For the Year              (Commencement of
                                                                             Ended                Operations) Through
                                                                        December 31, 1999          December 31, 1998
                                                                   -----------------------      -----------------------
Cash flows from operating activities:
     Net loss                                                      $         (7,294,500)        $            (3,029,511)
                                                                   ----------------------       -----------------------
     Adjustments to reconcile net loss to cash
          used in operating activities:
          Decrease (increase) in other assets                                   200,519                        (839,996)
          Increase in deferred litigation
               trustee fees                                                     600,000                         700,000
          Increase in other liabilities                                       1,094,685                         411,432
                                                                   --------------------         -----------------------
               Total adjustments                                              1,895,204                         271,436
                                                                   --------------------         -----------------------

               Net cash used in operating activities                         (5,399,296)                     (2,758,075)
                                                                   --------------------         -----------------------

Cash flows from financing activities:
     Initial deposit into the expense fund                                            -                      19,884,294
                                                                   --------------------         -----------------------

     Net (decrease) increase in cash                                         (5,399,296)                     17,126,219

Cash at beginning of period                                                  17,126,219                               -
                                                                   --------------------         -----------------------

Cash at end of period                                              $         11,726,923         $            17,126,219
                                                                   ====================         =======================

Supplemental disclosure of cash flow information:

     Cash paid during the period for interest                      $                 -          $                     -
                                                                   ====================         =======================

See accompanying notes to financial statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                         Notes to Financial Statements
                               December 31, 1999


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

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                   Notes to Financial Statements (Continued)
                               December 31, 1999


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

  Cash

For purposes of reporting cash flows, cash includes the balance of the Expense Fund described above.

  Fair Value of Financial Instruments

Substantially all of the CPR Trust's financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash, are carried at their fair value or contracted amounts, which approximate fair value due to the relatively short term to maturity. Similarly, liabilities, including accounts payable, are carried at amounts approximating fair value.

  Use of Estimates

The Litigation Trustees have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of expenses in order to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(B)   Other Assets

Other assets, as reported in the accompanying Statement of Financial Condition, consists primarily of a prepaid insurance premium, having an unamortized balance of $634,977 as of December 31, 1999, which covers the operations of the CPR Trust for the anticipated life of the CPR Trust. The initial premium totaled $1,002,596 and is being expensed over five years beginning in February 1998.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                   Notes to Financial Statements (Continued)
                               December 31, 1999


(C)   Expense Fund

The initial deposit into the Expense Fund (as described above) was determined as follows:

    Initial provision by Ahmanson                         $20,000,000
    Pre-acquisition expenditures(1) by Coast Federal          (76,759)
    Pre-acquisition expenditures(1) paid by CPR Trust         (38,947)
                                                          -----------
      Initial deposit into the Expense Fund               $19,884,294
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

(D)   Other Liabilities

Other liabilities, as reported in the accompanying Statement of Financial Condition, consisted of the following as of the dates indicated.


                                            December 31,
                                        ---------------------
                                           1999       1998
                                        ----------  ---------
     Accrued interest on deferred
          Litigation Trustee Fees(1) $ 153,115 $ 36,024 Accrued interest on Expense
          Fund disbursements(2)            745,002    165,275
     Accrued expenses(3)                   608,000    210,133
                                        ----------   --------
                                        $1,506,117   $411,432
                                        ==========   ========

          (1)  See Note F of Notes to Financial Statements.
          (2)  See Note C of Notes to Financial Statements.
          (3) Include accrued legal, audit, expert witness, Litigation Trustee, and trust administration fees.

(B)   Certificateholders' Equity

Certificateholders' equity consists solely of the accumulated deficit generated from the operations of the CPR Trust. The CPR Trust Certificates have no stated or par value for financial statement purposes.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                   Notes to Financial Statements (Continued)
                               December 31, 1999


(F)  Litigation Trustee Fees

The CPR Trust Agreement provides that as compensation the CPR Trust will pay each Litigation Trustee, during the term of his service as a Litigation Trustee, fees of $400,000 per year for five years (except that if the Litigation is sooner terminated, the remainder of such fees (but in no event with respect to a period longer than the remainder of such year plus two additional years) will be accelerated upon final resolution of the Litigation and receipt by Ahmanson of the Litigation Proceeds), plus reimbursement of all reasonable out-of-pocket expenses. If the services of the Litigation Trustees continue to be necessary after the initial five-year period or such receipt of Litigation Proceeds, the Litigation Trustees shall be entitled to a fee of $200 per hour until termination of the CPR Trust. Pursuant to the CPR Trust Agreement, each Litigation Trustee may, but is not obligated to, defer all or part of his compensation until 30 days after the earliest to occur of (i) the date on which he elected to defer such compensation, (ii) the date he ceases to be a Litigation Trustee, and (iii) the date of the receipt of the Commitment Amount in full by the CPR Trust. Any Litigation Trustee electing to so defer will receive the compensation he would have received plus an amount, calculated on a monthly basis during the period of deferral (and included in the amount deferred), equal to the product of the monthly balance of the amount deferred and an annual rate equal to the Reference Rate, as defined in the CPR Trust Agreement, plus 250 basis points. For the year ending December 31, 1999, Messrs. Martin, Hunt and Raiden elected to defer one-half of their 1999 compensation, and for the year ending December 31, 1998, each Litigation Trustee elected to defer one-half of his 1998 compensation.

(G)  Contingent Liabilities

The CPR Trust has no legal actions pending against it.

(H)  Leases

The CPR Trust has entered into an operating lease agreement for office space expiring in February 2003. Future minimum lease payments for the operating lease as of December 31, 1999, were as follows:

    Year ended December 31:

          2000           $ 51,600
          2001             51,600
          2002             51,600
          2003              8,600
                         --------
                         $163,400
                         ========

The CPR Trust incurred lease expenses of $51,600 and $45,580 for the year ended December 31, 1999, and the period February 13, 1998 (commencement of operations) through December 31, 1998, respectively.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                   Notes to Financial Statements (Continued)
                               December 31, 1999



(I)  Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly statements of operations for the year ended December 31, 1999, and for the period February 13, 1998 (commencement of operations) through December 31, 1998:

                                                          Quarter Ended
                            ----------------------------------------------------------  Year Ended
                            March 31,      June 30,       September 30,   December 31,  December 31,
                            1999           1999           1999            1999          1999
                            -------------  ------------  ---------------  ------------  -------------
Net loss                     $(1,343,237)  $(2,199,387)     $(2,234,609)  $(1,517,267)   $(7,294,500)
Net loss per certificate            (.06)         (.11)            (.11)         (.07)          (.35)


                            February 13,                 Quarter Ended                   February 13,
                            through           ---------------------------------------    through
                            March 31,      June 30,      September 30,    December 31,   December 31,
                            1998           1998          1998             1998           1998
                            ------------   -----------   --------------   -----------    -----------
Net loss                     $  (312,617)  $  (790,410)     $  (904,411)  $(1,022,072)   $(3,029,511)
Net loss per certificate           (0.02)        (0.04)           (0.05)        (0.05)         (0.15)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Litigation Trustees is set forth under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of the Litigation."

ITEM 11. EXECUTIVE COMPENSATION

Information concerning compensation of the Litigation Trustees is set forth under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of the Litigation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is no holder of CPR Certificates known to the Trust to be the beneficial owner of more than five percent of the outstanding CPR Certificates.

Following is a table which indicates as of March 3, 2000 the amount and percent of beneficial ownership of the CPR Certificates for each Litigation Trustee and all Litigation Trustees as a group. Each individual has sole voting and sole investment power with respect to the number of CPR Certificates set forth opposite his name.


Name of Beneficial                                            Number of
Owner or Number of                                          Certificates
Persons in Group (1)                                     Beneficially Owned
--------------------                                     ------------------

Ray Martin                                                       135,375

Robert L. Hunt II                                                276,353

Norman H. Raiden                                                  14,772

James F. Barritt                                                  17,561

Four Litigation Trustees as a Group                              444,061

________________

(1) Each of the Litigation Trustees owns less than 1% of the outstanding CPR Certificates except for Mr. Hunt who owns 1.3%. The four Litigation Trustees as a group own 2.1% of the outstanding CPR Certificates.

Pursuant to the CPR Trust Agreement, each of the Litigation Trustees is obligated, as a condition of his continuation as a Litigation Trustee, to retain not less than 50% of the CPR Certificates held by him as of the date of the Merger, February 13, 1998, until the Litigation Proceeds are received by Ahmanson or its successor. Transfers by a Litigation Trustee to his family members or to any trust created for the benefit of his family shall be included in such 50% calculation for so long as these transferees retain the CPR Certificates. As of February 13, 1998, Mr. Martin held 135,375 CPR Certificates, Mr. Hunt held 76,353 CPR Certificates, Mr. Raiden held 42,772 CPR Certificates, and Mr. Barritt held 17,561 CPR Certificates. As of March 3, 2000, the only Trustee to have transferred any CPR Certificates is Mr. Raiden, who transferred 28,000 CPR Certificates to family members in December of 1999.

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

(b) Form 8-K

The Company did not file any Current Report on Form 8-K during the quarter ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2000.

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST


By:/s/ Ray Martin
   --------------
Ray Martin
Litigation Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March 2000.

/s/ Ray Martin
----------------
Ray Martin
Litigation Trustee

/s/ Robert L. Hunt II
----------------------
Robert L. Hunt II
Litigation Trustee

/s/ Norman H. Raiden
- --------------------
Norman H. Raiden
Litigation Trustee

/s/ James F. Barritt
- --------------------
James F. Barritt
Litigation Trustee