Form 10-Q
period 2000-03-31
COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
filed 2000-05-11
CIK 1052801

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q
(Mark One)

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000
        OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

                       Commission file number 333-44155
                      ---------------------------------
           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
           --------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          DELAWARE                                      13-7140975
---------------------------------                  -------------------
(State or other jurisdiction of                      (I.R.S. Employer
Incorporation or organization)                     Identification No.)

E.A. Delle Donne Corporate Center, Montgomery Building, 1011 Centre Road,
Wilmington, Delaware                                         19805-1266
-------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                (302) 636-3300
      ----------------------------------------------------
      (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of March 3, 2000 the registrant had 20,703,817 Contingent Payment Rights Certificates, no par value, outstanding.

PART I  FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                  Unaudited Statement of Financial Condition

                                                                             March 31,         December 31,
ASSETS                                                                         2000                1999
                                                                           ------------        ------------
Cash in bank                                                               $ 10,393,864        $ 11,726,923
Other assets                                                                    589,348             639,477
                                                                           ------------        ------------
     Total Assets                                                          $ 10,983,212        $ 12,366,400
                                                                           ============        ============

LIABILITIES AND CERTIFICATEHOLDERS' EQUITY
Expense fund                                                               $ 19,884,294        $ 19,884,294
Deferred litigation trustee fees                                              1,400,000           1,300,000
Other liabilities                                                             1,629,212           1,506,117
                                                                           ------------        ------------
     Total Liabilities                                                       22,913,506          22,690,411
                                                                           ------------        ------------
Certificateholders' Equity
     Certificates, no par value, 20,703,817 authorized,
          issued and outstanding                                                      -                   -
     Accumulated deficit                                                    (11,930,294)        (10,324,011)
                                                                           ------------        ------------
          Total Certificateholders' Equity                                  (11,930,294)        (10,324,011)
                                                                           ------------        ------------
                                                                           $ 10,983,212        $ 12,366,400
                                                                           ============        ============

See accompanying Notes to Unaudited Financial Statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                       Unaudited Statement of Operations

                                                            Three Months Ended March 31,
                                                           -------------------------------
                                                               2000              1999
                                                           ------------       ------------
REVENUE                                                    $          -       $          -
                                                           ------------       ------------

EXPENSES
Litigation trustee fees                                        (400,000)          (400,000)
Legal fees                                                     (392,181)          (619,482)
Litigation consulting - expert witnesses                       (323,982)           (53,679)
Litigation and trust administration                             (65,000)           (65,000)
Interest expense                                               (296,428)          (105,139)
Premises and equipment                                          (12,900)           (12,900)
Insurance                                                       (50,726)           (50,788)
Other                                                           (65,066)           (36,249)
                                                           ------------       ------------

     Total Expenses                                          (1,606,283)        (1,343,237)
                                                           ------------       ------------
          Net Loss                                         $ (1,606,283)      $ (1,343,237)
                                                           ============       ============
          Net Loss Per Certificate                         $      (0.08)      $      (0.06)
                                                           ============       ============

See accompanying Notes to Unaudited Financial Statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                       Unaudited Statement of Cash Flows




                                                                                    Three Months Ended March 31,
                                                                                ----------------------------------
                                                                                      2000                1999
                                                                                    ------------          ------------
Cash flows from operating activities:
     Net loss                                                                   $ (1,606,283)         $ (1,343,237)
                                                                                ------------          ------------
     Adjustments to reconcile net loss to cash used in
          operating activities:
          Decrease in other assets                                                    50,129                50,129
          Increase in deferred litigation trustee fees                               100,000               150,000
          Increase in other liabilities                                              123,095               284,005
                                                                                ------------          ------------
               Total adjustments                                                     273,224               484,134
                                                                                ------------          ------------
               Net cash used in operating activities                              (1,333,059)             (859,103)
                                                                                ------------          ------------
     Net decrease in cash                                                         (1,333,059)             (859,103)

Cash at beginning of period                                                       11,726,923            17,126,219
                                                                                ------------          ------------
Cash at end of period                                                           $ 10,393,864          $ 16,267,116
                                                                                ============          ============
Supplemental disclosure of cash flow information:

     Cash paid during the period for interest                                   $          -          $          -
                                                                                ============          ============

See accompanying Notes to Unaudited Financial Statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                    Notes to Unaudited Financial Statements
                                March 31, 2000

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

The unaudited financial statements of the CPR Trust included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Litigation Trustees, necessary to present a fair statement of the results for the interim periods indicated. The Litigation Trustees are the four senior executives of Coast with knowledge of the facts underlying the Litigation, which were retained by the CPR Trust as "Litigation Trustees." Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the CPR Trust's annual report on Form 10-K for the year ended December 31, 1999.

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

To manage the numerous cases against the federal government involving the calculation of regulatory capital as a result of the adoption of FIRREA (all such cases being referred to herein as the "Regulatory Capital Cases"), twelve of such cases were designated as priority cases (the "Priority Cases") that would be the first cases to go to trial following the trial on damages in the Glendale Case. The Litigation is scheduled to be among the first group of thirty cases (the "First Group of Thirty Cases") to go to trial following the completion of trial in the Priority Cases. Pursuant to the case management order applicable to Regulatory Capital Cases, as such order has been amended, case specific discovery for the First Group of Thirty Cases was completed on July 31, 1999. As of May 1, 2000, expert witness discovery had been completed by Coast and the government in the Litigation. In separate orders dated March 27, 2000 and April 26, 2000, the Chief Judge of the Claims Court has indicated that he will begin the issuance of trial assignment orders in eight of the First Group of Thirty Cases beginning the week of May 8, 2000. In his March 27, 2000 order, the Chief Judge specifically included the Litigation as one of the cases to be so assigned. If and when the Chief Judge assigns the litigation to a Claims Court judge for trial, the assigned judge will determine the date on which trial in the Litigation will commence.


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

On September 29, 1999, Coast Federal filed with the Claims Court the reports of its expert witnesses. The reports describe the amounts and methods of calculation of the damages which the experts believe Coast Federal suffered as a result of the government's breach of the Assistance Agreement relating to Coast's acquisition of Central. Coast Federal's principal expectation damages analysis as set forth in the experts' reports calculates the damages to be not less than $1.397 billion. This expectation damages analysis includes calculations of damages for lost profits, for the cost of replacing the Capital Credit going forward, for the cost of capital raised by Coast, and for increased operating costs (such as costs of deposits, OTS assessments, and deposit insurance premiums) caused by the government's breach. An alternative expectation damages analysis set forth in the experts' reports calculates the damages to be $782.1 million, based solely upon the cost of replacing the Capital Credit in past and future periods. No calculations for either restitution or reliance damages were included in the reports. The expert reports are attached as exhibits to a filing made on September 29, 1999, on behalf of Coast Federal with the Claims Court in Washington, D.C. In early January 2000, the government completed its deposition of the expert witnesses who prepared the reports, and on January 27, 2000, the government submitted its own experts' reports on damages in response to the conclusions set forth in the reports of Coast Federal's experts. However, the government did not file its expert's reports with the Claims Court and such reports are not therefore publicly available. As indicated above, as of May 1, 2000, Coast completed its deposition of the expert witnesses who prepared the government's experts' reports.

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

The courts in the Glendale Case, the CalFed Case, the LaSalle Talman Case and the Landmark Case declined to award damages under some or all of the plaintiffs' damage theories. No judge in any of the cases has made an award for lost profits damages, which is one of the primary theories of expectation damages for which Coast is currently seeking a recovery. In addition, no judge in any of the cases has made an award of damages for the cost of replacing capital (other than transaction costs), for which Coast is also currently seeking a recovery.

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

SUMMARY FINANCIAL INFORMATION

The CPR Trust has no revenues. The Expense Fund is the CPR Trust's only source of funding for the payment of the expenses of its operations. The amounts in the Expense Fund will be applied to a variety of expenses, including the costs of prosecuting the Litigation (including the fees and expenses of counsel, experts, support staff and consultants), compensation of the Institutional Trustee, the Delaware Trustee and the Litigation Trustees, the CPR Trust's indemnification obligations, liability insurance for the CPR Trust's indemnification obligations and any liabilities of the Litigation Trustees. To the extent that Coast Federal and its successors must engage in protracted litigation, such fees and expenses may increase significantly, and there can be no assurance that the Expense Fund will be sufficient to cover such fees and expenses. Following is a statement that details the activity in the Expense Fund (the balance of which was $10,393,864 as of March 31, 2000) and expenses that have been accrued but not yet paid for the three months ended March 31, 2000, as well as the balance of the Expense Fund that was available to cover future expenses as of March 31, 2000.

                                                            For the Three
                                                            Months Ended
                                                            March 31, 2000
                                                            --------------
Expense Fund balance available for future
 Expenses as of December 31, 1999                           $9,665,808

Disbursements:
 Litigation Trustee fees                                      (283,333)
 Litigation and trust administration                           (65,000)
 Outside legal counsel and expert witness fees                (906,163)
 Premises and equipment                                        (12,900)
 Office and other expenses                                     (65,662)
Accrued expenses:
 Deferred Litigation Trustee fees                             (100,000)
 Accrued Litigation Trustee fees                               (16,667)
 Decrease in accrual for outside legal counsel
  and expert witness fees                                      190,000
 Accrued interest on deferred Litigation
  Trustee fees                                                 (43,154)
                                                              --------
  Expense Fund balance available
   for future expenses as of
   March 31, 2000                                           $8,362,929
                                                            ==========

In addition to the accrued expenses summarized above, $998,276 of expense was accrued through March 31, 2000, for interest that may be payable to Ahmanson or its successor on disbursements from the Expense Fund. The CPR Trust's obligation to pay such accrued interest payable is contingent upon receipt of sufficient Litigation Proceeds. Expenses for "Litigation and trust administration" refer to fees paid to three individuals retained by the CPR Trust to provide litigation and trust administration support services.

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

     27.  Financial Data Schedule

(b)    Reports on Form 8-K

During the quarter for which this report is filed, no reports on Form 8-K were filed by the registrant.

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



Dated:   May 9, 2000