Form 10-Q
period 2000-06-30
COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
filed 2000-08-10
CIK 1052801

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q
(Mark One)

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000
        OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

                       Commission file number 333-44155
                       ---------------------------------
           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        DELAWARE                                       13-7140975
- ---------------------------------                -------------------
(State or other jurisdiction of                    (I.R.S. Employer
Incorporation or organization)                   Identification No.)

E.A. Delle Donne Corporate Center, Montgomery Building, 1011 Centre Road,
Wilmington, Delaware                                         19805-1266
- -------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                (302) 636-3300
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of July 31, 2000 the registrant had 20,703,817 Contingent Payment Rights Certificates, no par value, outstanding.

PART I  FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS


           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                  Unaudited Statement of Financial Condition


                                                    June 30,        December 31,
ASSETS                                               2000              1999
                                                 ------------      ------------
Cash in bank                                     $  9,139,669      $ 11,726,923
Other assets                                          539,218           639,477
                                                 ------------      ------------

     Total Assets                                $  9,678,887      $ 12,366,400
                                                 ============      ============


LIABILITIES AND CERTIFICATEHOLDERS' EQUITY
Expense fund                                     $ 19,884,294      $ 19,884,294
Deferred litigation trustee fees                    1,500,000         1,300,000
Other liabilities                                   1,758,626         1,506,117
                                                 ------------      ------------

     Total Liabilities                             23,142,920        22,690,411
                                                 ------------      ------------

Certificateholders' Equity
     Certificates, no par value, 20,703,817
      authorized,
          issued and outstanding                          -                 -
     Accumulated deficit                          (13,464,033)      (10,324,011)
                                                 ------------      ------------

          Total Certificateholders' Equity        (13,464,033)      (10,324,011)
                                                 ------------      ------------

                                                 $  9,678,887      $ 12,366,400
                                                 ============      ============




See accompanying Notes to Unaudited Financial Statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                       Unaudited Statement of Operations

                                                    Three Months Ended June 30,          Six Months Ended June 30,
                                                   ----------------------------        ---------------------------
                                                       2000            1999                 2000           1999
                                                   -------------  -------------        ------------   ------------
REVENUE                                         $         -     $             -      $           -   $              -
                                                ------------    ----------------     -------------   ----------------

EXPENSES
Litigation trustee fees                            (400,000)           (400,000)          (800,000)          (800,000)
Legal fees                                         (346,379)         (1,091,159)          (738,560)        (1,710,641)
Litigation consulting - expert witnesses           (217,047)           (379,565)          (541,029)          (433,244)
Litigation and trust administration                 (65,000)            (65,000)          (130,000)          (130,000)
Interest expense                                   (410,414)           (135,915)          (706,842)          (241,054)
Premises and equipment                              (12,900)            (12,900)           (25,800)           (25,800)
Insurance                                           (50,130)            (50,130)          (100,856)          (100,918)
Other                                               (31,869)            (64,718)           (96,935)          (100,967)
                                                -----------     ---------------      -------------   ----------------

     Total Expenses                              (1,533,739)         (2,199,387)        (3,140,022)        (3,542,624)
                                                -----------     ---------------      -------------   ----------------

          Net Loss                              $(1,533,739)    $    (2,199,387)     $  (3,140,022)  $     (3,542,624)
                                                ===========     ===============      =============   ================

          Net Loss Per Certificate              $     (0.07)    $         (0.11)     $       (0.15)  $          (0.17)
                                                ===========     ===============      =============   ================

See accompanying Notes to Unaudited Financial Statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                       Unaudited Statement of Cash Flows


                                                                 Six Months Ended June 30,
                                                            ---------------------------------
                                                                   2000            1999
                                                            ----------------    -------------
Cash flows from operating activities:
  Net loss                                                  $ (3,140,022)       $ (3,542,624)
                                                            ----------------    -------------

  Adjustments to reconcile net loss to cash used in
    operating activities:
    Decrease in other assets                                     100,259             100,259
    Increase in deferred litigation trustee fees                 200,000             300,000
                                                                 252,509             697,920
                                                            ----------------    -------------
      Total adjustments                                          552,768           1,098,179
                                                            ----------------    -------------

      Net cash used in operating activities                   (2,587,254)         (2,444,445)
                                                            ----------------    -------------

  Net decrease in cash                                        (2,587,254)         (2,444,445)

Cash at beginning of period                                   11,726,923          17,126,219
                                                            ----------------    -------------

Cash at end of period                                       $  9,139,669        $ 14,681,774
                                                            ================    =============

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                  $          -        $          -
                                                            ================    =============

See accompanying Notes to Unaudited Financial Statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                    Notes to Unaudited Financial Statements
                                 June 30, 2000

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

The unaudited financial statements of the CPR Trust included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Litigation Trustees, necessary to present a fair statement of the results for the interim periods indicated. The Litigation Trustees are the four senior executives of Coast with knowledge of the facts underlying the Litigation, which were retained by the CPR Trust as "Litigation Trustees." Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

LIABILITY

The Claims Court stayed proceedings in each of the other cases against the federal government, including the Litigation, pending the outcome of the liability phase of the Related Cases. After the Supreme Court's decision in the Winstar Case in July of 1996, the stay was lifted and Coast reinstated its motion for partial summary judgment as to the federal government's liability, which motion had been pending since March of 1993. On February 20, 1998, the United States filed its response to Coast Federal's motion. In its response, the Government stated that "at this point, entry of an order regarding the Government's liability would be appropriate. We believe that such an order should reflect the Government's concession that a contract existed with respect to Coast's claim for a capital credit to its net worth, and that the Government acted inconsistently with the contract." On March 23, 1998, Judge Smith entered an order in the Litigation granting Coast Federal's motion for partial summary judgment as to liability with respect to Coast Federal's claim for a capital credit to its net worth.

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

PROCEEDINGS LEADING TO TRIAL

To manage the numerous cases against the federal government involving the calculation of regulatory capital as a result of the adoption of FIRREA (all such cases being referred to herein as the "Regulatory Capital Cases"), twelve of such cases were designated as priority cases (the "Priority Cases") that would be the first cases to go to trial following the trial on damages in the Glendale Case. The Litigation was included among the first group of thirty cases (the "First Group of Thirty Cases") scheduled to go to trial following the completion of trial in the Priority Cases. Case specific discovery for the First Group of Thirty Cases, including the Litigation, was completed on July 31, 1999. As of May 1, 2000, expert witness discovery had been completed by Coast and the government, concluding the discovery phase of the Litigation. Pursuant to an Order dated July 31, 2000, the Litigation was reassigned from now Senior Judge Smith to Judge Emily C. Hewitt. At a status conference on August 3, 2000, Judge Hewitt scheduled proceedings on pre-trial motions by the parties for September and October of this year. However, no date for the commencement of trial was established.

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

The damages phase of the first of the Priority Cases to go to trial on the issue of damages, California Federal Bank v. the United States, Docket No. 92-138C (the "CalFed Case"), concluded in February 1999. The plaintiff in the CalFed Case sought damages of between $725 million and $1.642 billion based on damage theories similar to those presented by the plaintiff in the Glendale case. On April 16, 1999, the judge in the CalFed Case awarded the plaintiff approximately $23 million in transaction costs under a cost of replacement capital theory, based on that judge's evaluation of the evidence and analysis of the legal arguments presented in the CalFed Case. A decision in another Priority Case, LaSalle Talman Bank, F.S.B. v. the United States, Docket No. 92-652C (the "LaSalle Talman Case"), was filed on September 30, 1999. The plaintiff in the LaSalle Talman Case sought damages of between $858.8 million and $1.197 billion based on various damages theories. The judge in the LaSalle Talman Case awarded plaintiffs approximately $5 million in reliance damages, based on that judge's evaluation of the evidence and analysis of the legal arguments presented in that case. A decision in a third Priority Case, Landmark Land Company, Inc. v. United States, Docket No. 95-502C (the "Landmark Case"), was filed on March 3, 2000. The plaintiffs in the Landmark Case sought damages of between $1.042 billion and $1.432 billion based on various combined damages theories of both the private plaintiff and the FDIC. The judge in the Landmark Case, the same judge who had presided in the CalFed Case, awarded the private plaintiff and the FDIC a total of approximately $39.2 million in restitution and reliance damages, based on that judge's evaluation of the evidence and analysis of the legal arguments presented in the Landmark Case. A decision in a fourth Priority Case, Bluebonnet Savings Bank v. United States, Docket No. 95-532C (the "Blubonnet Case"), was filed on July 6, 2000. The plaintiffs in the Bluebonnet Case sought approximately $175.9 million in expectation damages. The judge in the Bluebonnet Case awarded no damages to the plaintiffs based on that judge's evaluation of the evidence and analysis of the legal arguments presented in the Bluebonnet Case. A decision in a fifth Priority Case, Bobby J. Glass, et al. v. United States, Docket No. 92-428C (the "Glass Case"), was filed on July 21, 2000. The private plaintiffs in the Glass Case sought approximately $8.4 million and the FDIC as plaintiff sought approximately $2.5 million, both based on a combination of damages theories. The judge in the Glass Case awarded $3.972 million in damages to the private plaintiffs and $2.1 million to the FDIC based on that judge's evaluation of the evidence and analysis of the legal arguments presented in the Glass Case.

The courts in the Glendale Case, the CalFed Case, the LaSalle Talman Case, the Landmark Case, the Bluebonnet Case and the Glass Case declined to award damages under some or all of the plaintiffs' damage theories. No judge in any of the cases has made an award for lost profits damages, which is one of the primary theories of expectation damages for which Coast is currently seeking a recovery. In addition, no judge in any of the cases has made an award of damages for the cost of replacing capital (other than damages related to transaction costs), for which Coast is also currently seeking a recovery.

It is likely that rulings in other Priority Cases will occur before trial of Coast Federal's damage claims. Appeals of the judgments in the Glendale Case, the CalFed Case and the LaSalle Talman Case have been filed with the Court of Appeals for the Federal Circuit, and appeals of other Priority Cases are likely. Any decisions reached by the Court of Appeals in those cases could affect Coast Federal's damages claims. For these and other reasons, there can be no assurance as to the type or amount, if any, of damages that Coast Federal may recover. Without limiting the generality of the foregoing, there can be no assurance that Coast Federal will obtain any monetary or other recovery in the Litigation.

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

Following is a statement that details the activity in the Expense Fund (the balance of which was $9,139,669 as of June 30, 2000) and expenses that have been accrued but not yet paid for the three and six months ended June 30, 2000, as well as the balance of the Expense Fund that was available to cover future expenses as of June 30, 2000.


                                                    For the Three          For the Six
                                                     Months Ended          Months Ended
                                                    June 30, 2000         June 30, 2000
                                                    --------------       --------------
Expense Fund balance available for future
   expenses as of March 31, 2000                      $ 8,362,929
Expense Fund balance available for future
   expenses as of December 31, 1999                                        $  9,665,808
Disbursements:
   Outside legal counsel and expert witness fees         (844,426)           (1,750,589)
   Litigation Trustee fees                               (300,000)             (583,333)
   Litigation and trust administration                    (65,000)             (130,000)
   Premises and equipment                                 (12,900)              (25,800)
   Office and other expenses                              (31,870)              (97,532)
Accrued expenses:
   Deferred Litigation Trustee fees                      (100,000)             (200,000)
   Accrued Litigation Trustee fees                              -               (16,667)
   Decrease in accrual for outside legal counsel
      and expert witness fees                             281,000               471,000
   Accrued interest on deferred Litigation
      Trustee fees                                        (49,689)              (92,843)
                                                       ----------           -----------
      Expense Fund balance available
         for future expenses as of
         June 30, 2000                                $ 7,240,044          $  7,240,044
                                                       ==========           ===========


In addition to the accrued expenses summarized above, $1,359,001 of expense was accrued through June 30, 2000, for interest that may be payable to Ahmanson or its successor on disbursements from the Expense Fund. The CPR Trust's obligation to pay such accrued interest is contingent upon receipt of sufficient Litigation Proceeds. Expenses for "Litigation and trust administration" refer to fees paid to three individuals retained by the CPR Trust to provide litigation and trust administration support services.

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



Dated:   August 8, 2000