Form 10-Q
period 2000-09-30
COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
filed 2000-11-09
CIK 1052801

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q
(Mark One)

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000
   OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

                       Commission file number 333-44155
                       ---------------------------------
           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

    DELAWARE                                            13-7140975
----------------------------------                  -------------------
(State or other jurisdiction of                      (I.R.S. Employer
Incorporation or organization)                     Identification No.)

E.A. Delle Donne Corporate Center, Montgomery Building, 1011 Centre Road,
Wilmington, Delaware                                         19805-1266
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of November 6, 2000 the registrant had 20,703,817 Contingent Payment Rights Certificates, no par value, outstanding.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                  Unaudited Statement of Financial Condition

                                                                             September 30,         December 31,
ASSETS                                                                            2000                 1999
                                                                           -----------------      ----------------
Cash in bank                                                               $      8,600,241       $    11,726,923
Other assets                                                                        489,088               639,477
                                                                           -----------------      ----------------
     Total Assets                                                          $      9,089,329       $    12,366,400
                                                                           =================      ================

LIABILITIES AND CERTIFICATEHOLDERS' EQUITY
Expense fund                                                               $     19,884,294       $    19,884,294
Deferred litigation trustee fees                                                  1,600,000             1,300,000
Other liabilities                                                                 2,790,974             1,506,117
                                                                           -----------------      ----------------
     Total Liabilities                                                           24,275,268            22,690,411
                                                                           -----------------      ----------------
Certificateholders' Equity
     Certificates, no par value, 20,703,817 authorized,
          issued and outstanding                                                          -                     -
     Accumulated deficit                                                        (15,185,939)          (10,324,011)

          Total Certificateholders' Equity                                      (15,185,939)          (10,324,011)

                                                                           $      9,089,329       $    12,366,400
                                                                           =================      ================

See accompanying Notes to Unaudited Financial Statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                       Unaudited Statement of Operations

                                                   Three Months Ended September 30,             Nine Months Ended September 30,
                                              ------------------------------------------- ------------------------------------------
                                                       2000                 1999                   2000                  1999
                                              --------------------- --------------------- ----------------------- ------------------
REVENUE                                       $               -     $                -    $               -       $              -
                                              --------------------- --------------------- ----------------------- ------------------

EXPENSES
Litigation trustee fees                                (400,000)             (400,000)           (1,200,000)            (1,200,000)
Legal fees                                             (437,088)             (742,280)           (1,175,648)            (2,452,921)
Litigation consulting - expert witnesses               (319,000)             (703,113)             (860,029)            (1,136,357)
Litigation and trust administration                     (65,000)              (65,000)             (195,000)              (195,000)
Interest expense                                       (425,337)             (199,935)           (1,132,179)              (440,989)
Premises and equipment                                  (12,900)              (13,048)              (38,700)               (38,848)
Insurance                                               (50,129)              (50,129)             (150,985)              (151,047)
Other                                                   (12,452)              (61,104)             (109,387)              (162,071)
                                              --------------------- --------------------- ----------------------- ------------------
     Total Expenses                                  (1,721,906)           (2,234,609)           (4,861,928)            (5,777,233)
                                              --------------------- --------------------- ----------------------- ------------------
          Net Loss                            $      (1,721,906)    $      (2,234,609)    $      (4,861,928)      $     (5,777,233)
                                              ===================== ===================== ======================= ==================
          Net Loss Per Certificate            $           (0.08)    $           (0.11)    $           (0.23)      $          (0.28)
                                              ===================== ===================== ======================= ==================

See accompanying Notes to Unaudited Financial Statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                       Unaudited Statement of Cash Flows



                                                                                 Nine Months Ended September 30,
                                                                                 ---------------------------------
                                                                                    2000                 1999
                                                                                 ---------------- ----------------
Cash flows from operating activities:
     Net loss                                                                    $   (4,861,928)   $   (5,777,233)
                                                                                 ---------------- ----------------
     Adjustments to reconcile net loss to cash used in
          operating activities:
          Decrease in other assets                                                      150,389           150,389
          Increase in deferred litigation trustee fees                                  300,000           450,000
          Increase in other liabilities                                               1,284,857           782,856
                                                                                 ---------------- ----------------
               Total adjustments                                                      1,735,246         1,383,245
                                                                                 ---------------- ----------------
               Net cash used in operating activities                                 (3,126,682)       (4,393,988)
                                                                                 ---------------- ----------------
     Net decrease in cash                                                            (3,126,682)       (4,393,988)

Cash at beginning of period                                                          11,726,923        17,126,219
                                                                                 ---------------- -----------------
Cash at end of period                                                            $    8,600,241    $   12,732,231
                                                                                 ================ =================
Supplemental disclosure of cash flow information:

     Cash paid during the period for interest                                    $            -    $            -
                                                                                 ================ =================

See accompanying Notes to Unaudited Financial Statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                    Notes to Unaudited Financial Statements
                              September 30, 2000

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

The unaudited financial statements of the CPR Trust included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Litigation Trustees, necessary to present a fair statement of the results for the interim periods indicated. The Litigation Trustees are the four senior executives of Coast with knowledge of the facts underlying the Litigation, which executives were retained by the CPR Trust as "Litigation Trustees." Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

Pursuant to FIRREA, which became effective on August 9, 1989, the FSLIC and the FHLBB were eliminated and were replaced as the regulators of federally insured savings institutions by the Office of Thrift Supervision (the "OTS"). In regulations implementing FIRREA (the "Capital Regulations") and subsequent actions, the OTS took the position that the Capital Credit should be classified as supervisory goodwill, as defined in the Capital Regulations, which action resulted in an immediate exclusion of the Capital Credit from one of the three measures of Coast Federal's regulatory capital, and effected a five-year phase-out of the Capital Credit from such inclusion in the other two measures.
Coast Federal alleges that FIRREA and the Capital Regulations constituted a breach by the United States of its contractual commitment regarding the regulatory capital treatment of the Capital Credit and an unlawful taking of Coast Federal's property rights in the Capital Credit. Coast Federal seeks damages for this breach of the contract by the United States.

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

Pursuant to an Order dated July 31, 2000, the Litigation was reassigned from now Senior Judge Smith to Judge Emily C. Hewitt.

On August 23, 2000, the government filed a motion seeking summary judgment denying the damage claims asserted by Coast Federal with the Claims Court. The government is seeking a summary judgment holding that (i) Coast Federal's expectancy damages claims are too remote, speculative, uncertain, and unforeseeable as a matter of law, (ii) Coast Federal is barred from recovering expectancy damages in any event because it failed to mitigate its damages and
(iii) Coast Federal has overstated the amount of contractual regulatory capital taken from it as a result of FIRREA because such capital was effectively required under generally accepted accounting principles to be amortized over a period no greater than 12.7 years and was not a permanent addition to Coast Federal's regulatory capital. On September 13, 2000, Coast Federal filed an opposition and cross-motion for partial summary judgment with the Claims Court that asked the Claims Court to reject the government's motion for summary judgment and requested that the Claims Court enter partial summary judgement for Coast Federal that (i) the capital credit received by Coast Federal was a permanent addition to Coast Federal's regulatory capital and (ii) the damages suffered by Coast Federal from the government's breach of contract were foreseeable. On September 27, 2000, the government filed a replay memorandum in support of its motion for summary judgment with the Claims Court. On October 6, 2000, Coast Federal filed its reply in support of its cross-motion for partial summary judgment with the Claims Court.

On October 20, 2000, Judge Hewitt heard oral argument on the government's motion for summary judgment and Coast Federal's opposition and cross-motion for partial summary judgment. On October 27, 2000, the government filed a surreply memorandum in opposition to Coast Federal's cross-motion for partial summary judgment and in support of the government's motion for summary judgment on damages. Judge Hewitt granted Coast Federal until November 13, 2000 to file a reply to the government's surreply.

The Trust is unable to predict the date by which Judge Hewitt will rule on the government's motion for summary judgment on damages or on Coast Federal's cross-motions for partial summary judgment or the substantive outcome of such rulings. Judge Hewitt has yet to set a date for trial of the Litigation.

DAMAGES

Each savings institution affected by FIRREA's and the Capital Regulations' limitation on the inclusion in regulatory capital of supervisory goodwill or FSLIC capital contributions reacted to the resulting reduction in its regulatory capital in an individual fashion dictated by the unique facts and circumstances faced by the institution. Accordingly, the extent and amount of damages awarded to each institution that has brought an action against the federal government is expected to be dependent on the specific facts in each case. Even if the plaintiffs in the Related Cases or Priority Cases are successful in securing damage awards, there can be no assurance that Coast Federal will obtain a damage award.

Plaintiffs in the Regulatory Capital Cases have tended to pursue recoveries based on one or more of three alternative theories: (1) expectation damages, (2) restitution, and (3) reliance damages. It is impractical to provide a full description of the elements of each of those alternative theories or recovery. However, the following descriptions are provided for purposes of communicating a basic understanding of these legal theories.

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

On September 29, 1999, Coast Federal filed the reports of its expert witnesses with the Claims Court. The reports describe the amounts and methods of calculation of the damages which the experts believe Coast Federal suffered as a result of the government's breach. Coast Federal's principal expectation damages analysis as set forth in the experts' reports calculates the damages to be not less than $1.397 billion. This expectation damages analysis includes calculations of damages for lost profits, for the cost of replacing the Capital Credit going forward, for the cost of capital raised by Coast, and for increased operating costs (such as increased deposit costs, OTS assessments, and deposit insurance premiums) caused by the government's breach. An alternative expectation damages analysis set forth in the experts' reports calculates the damages to be $782.1 million, based solely upon the cost of replacing the Capital Credit in past and future periods. No calculations for either restitution or reliance damages were included in the reports. The expert reports are attached as exhibits to a filing made on September 29, 1999, on behalf of Coast Federal with the Claims Court in Washington, D.C.

In early January 2000, the government completed its depositions of the expert witnesses who prepared the above reports, and on January 27, 2000, the government submitted its own experts' reports on damages in response to the conclusions set forth in the reports of Coast Federal's experts. The government's experts' reports were filed with the Claims Court on August 23, 2000, as exhibits to the government's motion for summary judgment on damages. The government's experts' reports in general opine that the damages Coast Federal seeks from the government are too speculative to permit a recovery. In addition, the government's experts' reports opine that the capital credit received by Coast in connection with its acquisition of Central was in essence required by generally accepted accounting principles to be amortized over a period of approximately 12.7 years. The government's experts' reports are relied upon by the government in its pending motion for summary judgment on damages in arguing that Coast Federal's expectancy damages claims are too remote, speculative, uncertain and unforeseeable as a matter of law, and that Coast Federal has overstated the amount of contractual regulatory capital taken from it because such capital was effectively to be amortized over a period no greater than 12.7 years and was not a permanent addition to Coast Federal's regulatory capital.

DAMAGES RULINGS IN OTHER CASES

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

Following is a statement that details the activity in the Expense Fund (the balance of which was $8,600,241 as of September 30, 2000) and expenses that have been accrued but not yet paid for the three and nine months ended September 30, 2000, as well as the balance of the Expense Fund that was available to cover future expenses as of September 30, 2000.


                                                         For the Three         For the Nine
                                                         Months Ended          Months Ended
                                                      September 30, 2000    September 30, 2000
                                                      -------------------   -------------------
Expense Fund balance available for future
   expenses as of June 30, 2000                               $7,240,044
Expense Fund balance available for future
   expenses as of December 31, 1999                                                $ 9,665,808
Disbursements:
   Outside legal counsel and expert witness fees                (146,588)           (1,897,177)
   Litigation Trustee fees                                      (300,000)             (883,333)
   Litigation and trust administration                           (65,000)             (195,000)
   Premises and equipment                                        (12,900)              (38,700)
   Office and other expenses                                     (22,451)             (119,983)
Accrued expenses:
   Deferred Litigation Trustee fees                             (100,000)             (300,000)
   Accrued Litigation Trustee fees                                     -               (16,667)
   Accrued outside legal counsel and expert
      witness fees                                              (609,500)             (138,500)
   Accrued interest on deferred Litigation
      Trustee fees                                               (54,918)             (147,761)
   Decrease in accrual for other expenses                         10,000                10,000
                                                              ----------           -----------
      Expense Fund balance available
         for future expenses as of
         September 30, 2000                                   $5,938,687           $ 5,938,687
                                                              ==========           ===========

In addition, $1,729,421 of expense was accrued through September 30, 2000, for interest payable to Ahmanson or its successor on disbursements from the Expense Fund. The CPR Trust's obligation to pay such accrued interest is contingent upon receipt of sufficient Litigation Proceeds. Expenses for "Litigation and trust administration" refer to fees paid to three individuals retained by the CPR Trust to provide litigation and trust administration support services.

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          27.  Financial Data Schedule

(b)       Reports on Form 8-K

During the quarter for which this report is filed, the following reports on Form 8-K were filed by the registrant:


     1. August 24, 2000, Item 5, Other Events. Press Release regarding the filing by the government of its motion for summary judgment on damages.

     2. September 19, 2000, Item 5, Other Events. Press release regarding the filing by Coast Federal of its opposition and cross-motion for partial summary judgment on damages.

     3. October 3, 2000, Item 5, Other Events. Press release regarding date of oral argument on government motion for summary judgment on damages and Coast Federal's opposition and cross-motion for partial summary judgment.

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



Dated:   November 7, 2000