Form 10-K405
period 2000-12-31
COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
filed 2001-03-29
CIK 1052801

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (fee required)

      For the fiscal year ended December 31, 2000

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

At March 6, 2001, the aggregate market value of registrant's securities (consisting solely of the Contingent Payment Rights Certificates (the "CPR Certificates")) held by nonaffiliates of the registrant, based on the average bid and asking price of the CPR Certificates on that date of $.92 per Certificate, was approximately $18.7 million.

At March 6, 2001, there were 20,703,817 CPR Certificates, no par value, outstanding.

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

               Table of Contents
--------------------------------------------------------------------------------

PART I

Item 1.    Business........................................................    4

Item 2.    Properties......................................................    4

Item 3.    Legal Proceedings...............................................    4

Item 4.    Submission of Matters to a Vote of Security Holders.............    4

PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters.....................................    4

Item 6.    Selected Financial Data.........................................    5

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................    5

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk......   15

Item 8.    Financial Statements and Supplementary Data.....................   15

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.............................   25

PART III

Item 10.   Directors and Executive Officers of the Registrant..............   25

Item 11.   Executive Compensation..........................................   25

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management...........................................   25

Item 13.   Certain Relationships and Related Transactions..................   26

PART IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K.............................................   26

PART I

ITEM 1.   BUSINESS

The information required by this Item is set forth under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

ITEM 2.   PROPERTIES

The Coast Federal Litigation Contingent Payment Rights Trust (the "CPR Trust") leases an office at 136 South Oak Knoll Avenue, Suite 320, Pasadena, California 91101. See Note (H) to the Consolidated Financial Statements included in Part II, Item 8 hereof.

ITEM 3.   LEGAL PROCEEDINGS

The CPR Trust is not a party to any legal proceedings. For a discussion of Coast Federal Bank, FSB v. The United States, which is the Litigation to which the Registrant's CPR Certificates relate, see Part II, Item 7. "Management's D iscussion and Analysis of Financial Condition and Results of Operations - The Litigation."

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

The CPR Certificates trade on the NASDAQ Stock Market under the symbol CCPRZ. The following table indicates certain quarterly information with respect to the CPR Certificates' trading prices.

                     2000          1999
                  ------------  ------------
                  High   Low    High   Low
                  -----  -----  -----  -----
First Quarter     $2.13  $1.28  $8.25  $5.38
Second Quarter     1.78   1.25   7.25   0.88
Third Quarter      1.94   1.25   1.81   0.94
Fourth Quarter     2.03   1.34   1.69   0.69

As of February 16, 2001, there were approximately 2,972 beneficial owners of the CPR Certificates. No dividends were declared or paid on the CPR Certificates in 2000. For a description of the CPR Certificates, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

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

SIMILAR LITIGATION

The Litigation is one of a number of cases filed against the federal government in the Claims Court involving acquisitions of failed or distressed_savings institutions and alleging that the changes in regulatory capital calculations brought about by FIRREA and the Capital Regulations constitute a breach of the contract between the acquiring party and the federal government. For purposes of the administration of such claims, the Claims Court bifurcated the trial proceedings in the first three of such cases to be heard by it (Winstar Corporation, et al. v. United States, Docket No. 90-8C; Statesman Savings Holding Corp., et al. v. United States, Docket No. 90-773C (the "Statesman Case"); and Glendale Federal Bank v. United States, Docket No. 90-772C (the "Glendale Case")(which cases are collectively referred to herein as the "Related Cases"). In July 1992, the Claims Court ruled in favor of the plaintiffs in the Related Cases on the initial question of liability, finding in each case that the plaintiff had a contract as alleged with the federal government and that the federal government is in breach of that contract as a result of the enactment of FIRREA and the issuance of the Capital Regulations thereunder. The decision of the Claims Court on liability was appealed by the federal government. After extended appellate proceedings, culminating in an appeal to the Supreme Court, the Supreme Court ruled in favor of the plaintiffs in the Related Cases in United States v. Winstar Corp., et al., 518 U.S. 839 (1996) (the "Winstar Case").

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

Case specific fact discovery for the First Group of Thirty Cases, including the Litigation, was substantially completed by_July 31, 1999. As of May 1, 2000, expert witness discovery had been completed by Coast and the government, concluding the discovery phase of the Litigation.

Pursuant to an Order dated July 31, 2000, the Litigation was reassigned from now Senior Judge Smith to Judge Emily C. Hewitt.

On August 23, 2000, the government filed with the Claims Court a motion seeking summary judgment denying the damage claims asserted by Coast Federal. The government sought a summary judgment holding that (i) Coast Federal's expectancy damages claims are too remote, speculative, uncertain and unforeseeable as a matter of law, (ii) Coast Federal is barred from recovering expectancy damages in any event because it failed to mitigate its damages, and (iii) Coast Federal has overstated the amount of contractual regulatory capital taken from it as a result of FIRREA because such capital was effectively required under generally accepted accounting principles to be amortized over a period no greater than
12.7 years and was not a permanent addition to Coast Federal's regulatory capital. On September 13, 2000, Coast Federal filed an opposition and cross-motion for partial summary judgment with the Claims Court that asked the Claims Court to reject the government's motion for summary judgment and requested that the Claims Court enter partial summary judgment for Coast Federal that (i) the capital credit received by Coast Federal was a permanent addition to Coast Federal's regulatory capital, and (ii) the damages suffered by Coast Federal from the government's breach of contract were foreseeable.

In an order dated December 28, 2000 (the "Order"), Judge Hewitt issued a ruling on the government's motion and Coast Federal's cross-motion for summary judgment. The Order held in part for the government, ruling that (i) Coast Federal's capital credit in the amount of $299 million was not a permanent addition to Coast Federal's regulatory capital and was to have been amortized over a period of 12.7 years, and (ii) Coast Federal may not claim increased deposit costs as "wounded bank" damages. The Order also held in part for Coast Federal, ruling that (i) Coast Federal's expectancy damages were not unforeseeable, and (ii) Coast Federal is not barred from recovering expectancy damages because of a failure to mitigate.

On January 16, 2001, the government filed a motion for reconsideration and clarification of the Order. The government requested (i) a final ruling from Judge Hewitt that the "level yield" method of amortization governed the amortization of Coast Federal's capital credit, (ii) reconsideration of Judge Hewitt's denial of summary judgment concerning Coast Federal's lost profits claims in light of the Judge's other rulings and analysis, and (iii) reconsideration of the Order's forseeability holding because it was based upon alleged mistakes of fact and errors of law. By a ruling dated February 5, 2001, Judge Hewitt denied the government's motion for reconsideration.

On January 17, 2001, Coast Federal filed a motion with Judge Hewitt requesting that Judge Hewitt certify for interlocutory appeal that portion of her Order that granted partial summary judgment to the government as to the duration of Coast Federal's capital credit. Coast Federal seeks to appeal Judge Hewitt's conclusion that Coast Federal's capital credit did not constitute a permanent credit to its regulatory capital as well as Judge Hewitt's subsequent determination that the capital credit is required to be amortized over 12.7 years rather than 25 years. Coast Federal's motion also requested that all proceedings in the Litigation be stayed pending resolution of the requested appeal. By a ruling dated February 6, 2001, Judge Hewitt granted Coast Federal's motion and also stayed all proceedings in the Litigation in the Claims Court.

On February 16, 2001, Coast Federal filed a petition with the United States Court of Appeals for the Federal Circuit (the "Court of Appeals") to hear Coast Federal's appeal of the Order (the "Appeal"), and on February 26, 2001, the government filed an opposition to the petition. The Trust is unable to predict the date by which the Court of Appeals will rule on the petition. If the Court of Appeals grants the petition, the Litigation will proceed before the Court of Appeals until the Appeal's resolution. If the Court of Appeals denies the petition, the Litigation will return to the Claims Court and will proceed toward trial on the issue of damages.

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

On September 29, 1999, Coast Federal filed the reports of its expert witnesses with the Claims Court. The reports describe the amounts and methods of calculation of the damages which the experts believe Coast Federal suffered as a result of the government's breach. Coast Federal's principal expectation damages analysis as set forth in the experts' reports calculated the damages to be not less than $1.397 billion. This expectation damages analysis included calculations of damages for lost profits, for the cost of replacing the Capital Credit going forward, for the cost of capital raised by Coast, and for increased operating costs (such as increased deposit costs, OTS assessments, and deposit insurance premiums) caused by the government's breach. An alternative expectation damages analysis set forth in the experts' reports calculated the damages to be $782.1 million, based solely upon the cost of replacing the Capital Credit in past and future periods. No calculations for either restitution or reliance damages were included in the reports. The expert reports are attached as exhibits to a filing made on September 29, 1999, on behalf of Coast Federal with the Claims Court in Washington, D.C.

On January 27, 2000, the government submitted its own experts' reports on damages in response to the conclusions set forth in the reports of Coast Federal's experts. The government's experts' reports were filed with the Claims Court on August 23, 2000, as exhibits to the government's motion for summary judgment on damages. The government's experts' reports in general opined that the damages Coast Federal seeks from the government are too speculative to permit a recovery. In addition, the government's experts' reports opined that the capital credit received by Coast in connection with its acquisition of Central was in essence required by generally accepted accounting principles to be amortized over a period of approximately 12.7 years.

As discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Proceedings Leading to Trial," on December 28, 2000, Judge Hewitt issued her Order with respect to the government's motion and Coast Federal's cross-motion for summary judgment. In the Order, Judge Hewitt largely accepted the government's contention with respect to the capital credit in ruling that the capital credit was not a permanent addition to Coast Federal's regulatory capital and was required to be amortized over 12.7 years. If upheld on eventual appeal, this ruling by Judge Hewitt in the Order significantly reduces the possibility that any monetary recovery to Coast Federal will be sufficient to provide a payment by the CPR Trust to certificateholders. Judge Hewitt's ruling, if upheld on appeal, would also greatly reduce the damages amounts that Coast Federal will likely be able to seek in the Litigation as compared with the damages amounts set forth in Coast Federal's expert witness reports previously filed with the Claims Court.

There can be no assurance that Coast Federal will obtain any monetary or other recovery in the Litigation. As discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Damages Rulings in Other Cases," no judge in any of the Winstar related cases which have gone to trial has made an award for lost profits damages, which is one of the primary theories of damages for which Coast Federal is currently seeking a recovery.

DAMAGES RULINGS IN OTHER CASES

The United States has argued in the Glendale Case and in the Priority Cases that have gone to trial that some or all of the damages alleged by the plaintiffs in those cases are too speculative to permit a recovery. Trial in the damages phase of the Statesman Case commenced in May 1998, but the government and the plaintiffs in that case reached a settlement prior to completion of the trial. Trial of the damages phase of the Glendale case concluded in September 1998. The plaintiff in the Glendale Case sought damages based on various damage theories and ranging from approximately $800 million to $2 billion depending upon the theory used. On April 9, 1999, the judge in the Glendale Case awarded the plaintiff $909 million in restitution damages and for increased operating costs (which the judge characterized as non-overlapping reliance damages), based on that judge's evaluation of the evidence and analysis of the legal arguments presented in the Glendale Case. The government appealed the damages ruling in the Glendale Case, and on February 16, 2001, the United States Court of Appeals for the Federal Circuit issued a ruling vacating the trial court's damage award on the theory of restitution and remanded the case to the trial court for a determination of total pre- and post-breach reliance damages suffered by the plaintiff.

The damages phase of the first of the Priority Cases to go to trial on the issue of damages, California Federal Bank v. the United States, Docket No. 92-138C (the "CalFed Case"), concluded in February 1999. The plaintiff in the CalFed Case sought damages of between $725 million and $1.642 billion based on damage theories similar to those presented by the plaintiff in the Glendale case. On April 16, 1999, the judge in the CalFed Case awarded the plaintiff approximately $23 million in transaction costs under a cost of replacement capital theory, based on that judge's evaluation of the evidence and analysis of the legal arguments presented in the CalFed Case. A decision in another Priority Case, LaSalle Talman Bank, F.S.B. v. the United States, Docket No. 92-652C (the "LaSalle Talman Case"), was filed on September 30, 1999. The plaintiff in the LaSalle Talman Case sought damages of between $858.8 million and $1.197 billion based on various damages theories. The judge in the LaSalle Talman Case awarded plaintiffs approximately $5 million in reliance damages, based on that judge's evaluation of the evidence and analysis of the legal arguments presented in that case. A decision in a third Priority Case, Landmark Land Company, Inc. v. United States, Docket No. 95-502C (the "Landmark Case"), was filed on March 3, 2000. The plaintiffs in the Landmark Case sought damages of between $1.042 billion and $1.432 billion based on various combined damages theories of both the private plaintiff and the FDIC. The judge in the Landmark Case, who was the same judge who had presided in the CalFed Case, awarded the private plaintiff and the FDIC a total of approximately $39.2 million in restitution and reliance damages, based on that judge's evaluation of the evidence and analysis of the legal arguments presented in the Landmark Case. A decision in a fourth Priority Case, Bluebonnet Savings Bank v. United States, Docket No. 95-532C (the "Blubonnet Case"), was filed on July 6, 2000. The plaintiffs in the Bluebonnet Case sought approximately $175.9 million in expectation damages. The judge in the Bluebonnet Case awarded no damages to the plaintiffs based on that judge's evaluation of the evidence and analysis of the legal arguments presented in the Bluebonnet Case. A decision in a fifth Priority Case, Bobby J. Glass, et al. v. United States, Docket No. 92-428C (the "Glass Case"), was filed on July 21, 2000. The private plaintiffs in the Glass Case sought approximately $8.4 million and the FDIC as plaintiff sought approximately $2.5 million, both based on a combination of damages theories. The judge in the Glass Case awarded $3.972 million in damages to the private plaintiffs and $2.1 million to the FDIC based on that judge's evaluation of the evidence and analysis of the legal arguments presented in the Glass Case.

The courts in the Glendale Case, the CalFed Case, the LaSalle Talman Case, the Landmark Case, the Bluebonnet Case and the Glass Case declined to award damages under some or all of the plaintiffs' damage theories. No judge in any of the cases has made an award for lost profits damages, which is one of the primary theories of expectation damages for which Coast is currently seeking a recovery. In addition, no judge in any of the cases has made a significant award of damages for the cost of replacing capital (other than damages related to transaction costs), for which Coast is also currently seeking a recovery. Further, in only one of the seven cases in which a judgment has been entered after a trial on damages , Glendale Federal Bank v. United States, Claims Court Docket No. 90-772C (the "Glendale Case"), has an award been granted that is in excess of $40 million.

It is likely that rulings in other Priority Cases will occur before trial of Coast Federal's damage claims is completed. Appeals of the judgments in the CalFed Case and the LaSalle Talman Case have been filed with the Court of Appeals for the Federal Circuit, and appeals of other Priority Cases are likely. Any decisions reached by the Court of Appeals in those cases could affect Coast Federal's damages claims. For these and other reasons, there can be no assurance as to the type or amount, if any, of damages that Coast Federal may recover. Without limiting the generality of the foregoing, there can be no assurance that Coast Federal will obtain any monetary or other recovery in the Litigation.

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

Pursuant to the CPR Trust Agreement, the Litigation Trustees have the sole and exclusive right to instruct Coast Federal and its successors with respect to the prosecution of the Litigation. This includes all decisions as to retention, dismissal, terms of engagement of existing or new counsel, whose retention may involve fees that are partly contingent, and other advisors. The CPR Trust Agreement also provides that the Litigation Trustees have the right, in their sole discretion, to instruct Coast Federal and its successors to dismiss, settle, or cease prosecution of the Litigation at any time and on any terms; Ahmanson, including any successor, is required by the CPR Trust Agreement to cause Coast Federal and its successors to follow such instructions from the Litigation Trustees unless such instructions are unreasonable.

The Litigation Trustees have entered into a letter agreement, dated February 13, 1998 (the "Letter Agreement"), with the law firm which has prosecuted the Litigation to date, Cooper, Carvin & Rosenthal, PLLC (the "Firm"), in which the Firm agrees that it will not bill Coast Federal or the CPR Trust for any fees incurred subsequent to September 1, 1997, in excess of $7,650,000 (the "Cap"). In addition, up to $2 million of the Cap, i.e., any amounts over $5,650,000, will only be payable to the Firm out of the Commitment Amount, if any, when received by the CPR Trust from Ahmanson. In consideration of such limitations on the Firm's customary charges for professional services, the Letter Agreement provides that the CPR Trust will pay to the Firm, in addition to the Cap, a contingent incentive fee in the amount of one percent (1%) of the Commitment Amount, provided that no such incentive fee shall be payable in the event (1) that both Charles J. Cooper and Steven S. Rosenthal shall cease to be partners of the Firm prior to a final decision, including appeals, or other final resolution of the Litigation, or (2) that either Mr. Cooper or Mr. Rosenthal shall cease to be a partner of the Firm prior to a final decision, including any appeals, or other final resolution of the Litigation, other than by death, disability, or appointment to federal office. As of December 31, 2000, the amount remaining to be paid to the Firm under the Cap (less the $2 million payable out of the Commitment Amount) was approximately $0.7 million.

The CPR Trust Agreement provides that as compensation the CPR Trust will pay each Litigation Trustee, during the term of his service as a Litigation Trustee, fees of $400,000 per year for five years (except that if the Litigation is sooner terminated, the remainder of such fees (but in no event with respect to a period longer than the remainder of such year plus two additional years) will be accelerated upon final resolution of the Litigation and receipt by Ahmanson of the Litigation Proceeds), plus reimbursement of all reasonable out-of-pocket expenses. If the services of the Litigation Trustees continue to be necessary after the initial five-year period or such receipt of Litigation Proceeds, the Litigation Trustees shall be entitled to a fee of $200 per hour until termination of the CPR Trust. Pursuant to the CPR Trust Agreement, each Litigation Trustee may, but is not obligated to, defer all or part of his compensation until 30 days after the earliest to occur of (i) the date on which he elected to defer such compensation, (ii) the date he ceases to be a Litigation Trustee, and (iii) the date of the receipt of the Commitment Amount in full by the CPR Trust. Any Litigation Trustee electing to so defer will receive the compensation he would have received plus an amount, calculated on a monthly basis during the period of deferral (and included in the amount deferred), equal to the product of the monthly balance of the amount deferred and an annual rate equal to the Reference Rate, as defined in the CPR Trust Agreement, plus 250 basis points. For the year ending December 31, 2001, Mr. Barritt made no deferral election and Mr. Martin, Mr. Hunt and Mr. Raiden elected to defer one-half of their 2001 compensation.

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

Following is a statement that details the activity in the Expense Fund, and expenses that have been accrued but not yet paid for the years ended December 31, 2000 and 1999, as well as the balance of the Expense Fund that was available to cover future expenses as of December 31, 2000 and 1999.

                                                         For the Year Ended December 31,
                                                         -------------------------------
                                                             2000                1999
                                                         -----------         -----------
Expense Fund balance available for future
   expenses as of December 31, 1998
Expense Fund balance available for future
   expenses as of December 31, 1999                      $    9,665,808      $16,180,061
Disbursements:
   Litigation Trustee fees                                   (1,216,667)        (983,333)
   Litigation and trust administration                         (260,000)        (268,594)
   Outside legal counsel and expert witness fees             (3,390,985)      (3,894,464)
   Premises and equipment                                       (51,600)         (53,449)
   Office and other expenses                                   (149,978)        (199,455)
Accrued expenses:
   Deferred Litigation Trustee fees                            (400,000)        (600,000)
   Decrease (increase) in accrued Litigation
      Trustee fees                                               16,667          (16,667)
   Decrease (increase) in accrued outside legal
      Counsel and expert witness fees                           327,000         (371,200)
   Increase in other accrued expenses                           (20,000)         (10,000)
   Increase in accrued interest on deferred
      Litigation Trustee fees                                  (207,372)        (117,091)
                                                            -----------      -----------
      Expense Fund balance available
         for future expenses as of
         year end                                           $ 4,312,873      $ 9,665,808
                                                            ===========      ===========

In addition, $2,149,240 and $745,002 of expense was accrued through December 31, 2000 and 1999, respectively, for interest payable to Ahmanson or its successor on disbursements from the Expense Fund. Payment of such accrued interest payable is contingent upon receipt of sufficient Litigation Proceeds.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         Independent Auditors' Report


The Trustees
Coast Federal Litigation Contingent Payment Rights Trust:

We have audited the accompanying statements of financial condition of Coast Federal Litigation Contingent Payment Rights Trust (the "CPR Trust") as of December 31, 2000 and 1999, and the related statements of operations, changes in certificateholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the CPR Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the CPR Trust as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP

Los Angeles, California
February 15, 2001

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                       Statement of Financial Condition


                                                                     December 31,
                                                        --------------------------------------
                                                            2000                     1999
                                                        ------------             -------------
ASSETS
Cash in bank                                            $  6,951,030             $  11,726,923
Other assets                                                 438,958                   639,477
                                                        ------------             -------------
     Total Assets                                       $  7,389,988             $  12,366,400
                                                        ============             =============

LIABILITIES AND CERTIFICATEHOLDERS' EQUITY
Expense fund                                            $ 19,884,294             $  19,884,294
Deferred Litigation Trustee fees                           1,700,000                 1,300,000
Other liabilities                                          3,087,397                 1,506,117
                                                        ------------             -------------
     Total Liabilities                                    24,671,691                22,690,411
                                                        ------------             -------------


Certificateholders' Equity
     Certificates, no par value, 20,703,817
          authorized, issued and outstanding                       -                         -
     Accumulated deficit                                 (17,281,703)              (10,324,011)

                                                        ------------             -------------
          Total Certificateholders' Equity               (17,281,703)              (10,324,011)
                                                        ------------             -------------
                                                        $  7,389,988             $  12,366,400
                                                        ============             =============


See accompanying notes to financial statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            Statement of Operations


                                                                                                           For the Period
                                                                                                          February 13, 1998
                                                                                                           (Commencement of
                                                          For the Year Ended December 31,                 Operations) Through
                                                     -------------------------------------------
                                                         2000                           1999              December 31, 1998
                                                     -------------                  -------------         -------------------
REVENUE                                              $           -                  $          -              $          -
                                                     -------------                  -------------             ------------

EXPENSES
Legal fees                                              (1,919,997)                    (2,730,037)                (661,096)
Interest expense                                        (1,611,610)                      (696,819)                (201,298)
Litigation Trustee fees                                 (1,600,000)                    (1,600,000)              (1,400,000)
Litigation consulting - expert witnesses                (1,143,988)                    (1,535,627)                (194,938)
Litigation and trust administration                       (260,000)                      (268,594)                (227,500)
Insurance                                                 (201,115)                      (201,177)                (167,752)
Premises and equipment                                     (51,600)                       (53,449)                (113,622)
Other                                                     (169,382)                      (208,797)                 (63,305)
                                                     -------------                  -------------             ------------
     Total Expenses                                     (6,957,692)                    (7,294,500)              (3,029,511)
                                                     -------------                  -------------             ------------
          Net Loss                                   $  (6,957,692)                 $  (7,294,500)            $ (3,029,511)
                                                     =============                  =============             ============
          Net Loss Per Certificate                   $       (0.34)                 $       (0.35)            $      (0.15)
                                                     =============                  =============             ============

See accompanying notes to financial statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
              Statement of Changes in Certificateholders' Equity

                                                                                                           Total
                                                                               Accumulated           Certificateholders'
                                                  Certificates                   Deficit                   Equity
                                                  ------------                -------------          -------------------
Balance February 13, 1998                         $          -                $           -          $                 -

Net loss for the period
   February 13, 1998 (commencement
   of operations) through
   December 31, 1998                                         -                   (3,029,511)                  (3,029,511)

                                                  ------------                -------------          -------------------

Balance December 31, 1998                                    -                   (3,029,511)                  (3,029,511)
                                                  ------------                -------------          -------------------

Net loss for the year ended
   December 31, 1999                                         -                   (7,294,500)                  (7,294,500)
                                                  ------------                -------------          -------------------

Balance December 31, 1999                                    -                  (10,324,011)                 (10,324,011)
                                                  ------------                -------------          -------------------

Net loss for the year ended
   December 31, 2000                                         -                   (6,957,692)                  (6,957,692)
                                                  ------------                -------------          -------------------

Balance December 31, 2000                         $          -                $ (17,281,703)         $       (17,281,703)
                                                  ============                =============          ===================

See accompanying notes to financial statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            Statement of Cash Flows



                                                                                                                 For the Period
                                                                                                                February 13, 1998
                                                                                                                (Commencement of
                                                                     For the Year Ended December 31,           Operations) Through
                                                                     -----------------------------------
                                                                         2000                  1999              December 31, 1998
                                                                     ------------           ------------         -----------------
Cash flows from operating activities:
     Net loss                                                        $ (6,957,692)          $ (7,294,500)            $  (3,029,511)
                                                                     ------------           ------------             -------------
     Adjustments to reconcile net loss to cash
          used in operating activities:
          Decrease (increase) in other assets                             200,519                200,519                  (839,996)
          Increase in deferred Litigation
               Trustee fees                                               400,000                600,000                   700,000
          Increase in other liabilities                                 1,581,280              1,094,685                   411,432
                                                                     ------------           ------------             -------------
               Total adjustments                                        2,181,799              1,895,204                   271,436
                                                                     ------------           ------------             -------------
               Net cash used in operating activities                   (4,775,893)            (5,399,296)               (2,758,075)
                                                                     ------------           ------------             -------------
Cash flows from financing activities:
     Initial deposit into the Expense Fund                                      -                      -                19,884,294
                                                                     ------------           ------------             -------------

     Net (decrease) increase in cash                                   (4,775,893)            (5,399,296)               17,126,219

Cash at beginning of period                                            11,726,923             17,126,219                         -
                                                                     ------------           ------------             -------------
Cash at end of period                                                $  6,951,030           $ 11,726,923             $  17,126,219
                                                                     ============           ============             =============

Supplemental disclosure of cash flow information:

     Cash paid during the period for interest                        $          -           $          -             $           -
                                                                     ============           ============             =============

See accompanying notes to financial statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                         Notes to Financial Statements
                               December 31, 2000


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

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                   Notes to Financial Statements (Continued)
                               December 31, 2000


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

(B)  Other Assets

Other assets, as reported in the accompanying Statement of Financial Condition, consists primarily of a prepaid insurance premium, having an unamortized balance of $434,458 as of December 31, 2000, which covers the operations of the CPR Trust for the life of the CPR Trust. The initial premium totaled $1,002,596 and is being expensed over five years beginning in February 1998.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                   Notes to Financial Statements (Continued)
                               December 31, 2000


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

(D)  Other Liabilities

Other liabilities, as reported in the accompanying Statement of Financial Condition, consisted of the following as of the dates indicated.

                                               December 31,
                                        -----------------------
                                           2000         1999
                                        ----------   ----------
     Accrued interest on deferred
          Litigation Trustee Fees(1) $ 360,487 $ 153,115 Accrued interest on Expense
          Fund disbursements(2)          2,149,240      745,002
     Accrued expenses(3)                   577,670      608,000
                                        ----------   ----------
                                        $3,087,397   $1,506,117
                                        ==========   ==========

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

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                   Notes to Financial Statements (Continued)
                               December 31, 2000


(F)  Litigation Trustee Fees

The CPR Trust Agreement provides that as compensation the CPR Trust will pay each Litigation Trustee, during the term of his service as a Litigation Trustee, fees of $400,000 per year for five years (except that if the Litigation is sooner terminated, the remainder of such fees (but in no event with respect to a period longer than the remainder of such year plus two additional years) will be accelerated upon final resolution of the Litigation and receipt by Ahmanson of the Litigation Proceeds), plus reimbursement of all reasonable out-of-pocket expenses. If the services of the Litigation Trustees continue to be necessary after the initial five-year period or such receipt of Litigation Proceeds, the Litigation Trustees shall be entitled to a fee of $200 per hour until termination of the CPR Trust. Pursuant to the CPR Trust Agreement, each Litigation Trustee may, but is not obligated to, defer all or part of his compensation until 30 days after the earliest to occur of (i) the date on which he elected to defer such compensation, (ii) the date he ceases to be a Litigation Trustee, and (iii) the date of the receipt of the Commitment Amount in full by the CPR Trust. Any Litigation Trustee electing to so defer will receive the compensation he would have received plus an amount, calculated on a monthly basis during the period of deferral (and included in the amount deferred), equal to the product of the monthly balance of the amount deferred and an annual rate equal to the Reference Rate, as defined in the CPR Trust Agreement, plus 250 basis points. For the year ending December 31, 2000, Messrs. Martin and Raiden elected to defer one-half of their 2000 compensation; for the year ending December 31, 1999, Messrs. Martin, Hunt and Raiden elected to defer one-half of their 1999 compensation; and for the period February 13, 1998 (commencement of operations) through December 31, 1998, each Litigation Trustee elected to defer one-half of his 1998 compensation.

(G)  Contingent Liabilities

The CPR Trust has no legal actions pending against it.

(H)  Leases

The CPR Trust has entered into an operating lease agreement for office space expiring in February 2003. Future minimum lease payments for the operating lease as of December 31, 2000, were as follows:

     Year ending December 31,

          2001              51,600
          2002              51,600
          2003               8,600
                          --------
                          $111,800
                          ========

The CPR Trust incurred lease expenses of $51,600, $51,600 and $45,580 for the years ended December 31, 2000 and 1999, and the period February 13, 1998 (commencement of operations) through December 31, 1998, respectively.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                   Notes to Financial Statements (Continued)
                               December 31, 2000



(I)  Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly statements of operations for the years ended December 31, 2000 and 1999, and the period February 13, 1998 (commencement of operations) through December 31, 1998.

                                                   Quarter Ended
                             ---------------------------------------------------------      Year Ended
                               March 31,     June 30,     September 30,   December 31,     December 31,
                                1999          1999           1999           1999              1999
                             -----------   -----------    -------------   ------------     ------------
Net loss                     $(1,606,283)  $(1,533,739)   $  (1,721,906)  $ (2,095,764)    $ (6,957,692)
Net loss per certificate            (.08)         (.07)            (.08)          (.10)            (.34)

                                                   Quarter Ended
                             ---------------------------------------------------------      Year Ended
                               March 31,     June 30,     September 30,   December 31,     December 31,
                                1999          1999           1999           1999              1999
                             -----------   -----------    -------------   ------------     ------------
Net loss                     $(1,343,237)  $(2,199,387)   $  (2,234,609)  $ (1,517,267)    $ (7,294,500)
Net loss per certificate           (0.06)        (0.11)           (0.11)         (0.07)           (0.35)

                              February 13,                  Quarter Ended                     February 13,
                               through       --------------------------------------------      through
                               March 31,       June 30,     September 30,    December 31,     December 31,
                                1998            1998            1998            1998             1998
                             -------------   -----------    -------------    ------------     ------------
Net loss                     $    (312,617)  $  (790,410)   $    (904,411)   $ (1,022,072)    $ (3,029,511)
Net loss per certificate             (0.02)        (0.04)           (0.05)          (0.05)           (0.15)

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

Following is a table which indicates as of March 6, 2001, the amount and percent of beneficial ownership of the CPR Certificates for each Litigation Trustee and all Litigation Trustees as a group. Each individual has sole voting and sole investment power with respect to the number of CPR Certificates set forth opposite his name.

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

Pursuant to the CPR Trust Agreement, each of the Litigation Trustees is obligated, as a condition of his continuation as a Litigation Trustee, to retain not less than 50% of the CPR Certificates held by him as of the date of the Merger, February 13, 1998, until the Litigation Proceeds are received by Ahmanson or its successor. Transfers by a Litigation Trustee to his family members or to any trust created for the benefit of his family shall be included in such 50% calculation for so long as those transferees retain the CPR

Certificates. As of February 13, 1998, Mr. Martin held 135,375 CPR Certificates, Mr. Hunt held 76,353 CPR Certificates, Mr. Raiden held 42,772 CPR Certificates, and Mr. Barritt held 17,561 CPR Certificates. As of March 3, 2000, the only Trustee to have transferred any CPR Certificates is Mr. Raiden, who transferred 28,000 CPR Certificates to family members in December of 1999.

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

Exhibits, except as otherwise indicated above, are filed herewith.

(b) Form 8-K

During the quarter ended December 31, 2000, the following reports on Form 8-K were filed by the registrant:


     1. October 3, 2000, Item 5, Other Events. Press release regarding date of oral argument on government motion for summary judgment on damages and Coast Federal's opposition and cross-motion for partial summary judgment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 2001.

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST


By: /s/ Ray Martin
    --------------
    Ray Martin
    Litigation Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of March 2001.

/s/ Ray Martin
--------------
Ray Martin
Litigation Trustee

/s/ Robert L. Hunt II
---------------------
Robert L. Hunt II
Litigation Trustee

/s/ Norman H. Raiden
--------------------
Norman H. Raiden
Litigation Trustee

/s/ James F. Barritt
--------------------
James F. Barritt
Litigation Trustee