Form 10-Q
period 2001-03-31
COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
filed 2001-05-10
CIK 1052801

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q

(Mark One)

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

        OR

(_)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

                       Commission file number 333-44155
                       ---------------------------------
           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                      13-7140975
----------------------------------                  -------------------
(State or other jurisdiction of                      (I.R.S. Employer
Incorporation or organization)                     Identification No.)

E.A. Delle Donne Corporate Center, Montgomery Building, 1011 Centre Road,
Wilmington, Delaware                                         19805-1266
------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                (302) 636-3300
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of May 7, 2001 the registrant had 20,703,817 Contingent Payment Rights Certificates, no par value, outstanding.

PART I  FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                  Unaudited Statement of Financial Condition

                                                                      March 31,          December 31,
ASSETS                                                                  2001                2000
                                                                   --------------       --------------
Cash in bank                                                       $   6,216,659        $   6,951,030
Other assets                                                             388,828              438,958
                                                                   --------------       --------------
     Total Assets                                                  $   6,605,487        $   7,389,988
                                                                   ==============       ==============

LIABILITIES AND CERTIFICATEHOLDERS' EQUITY
Expense fund                                                       $  19,884,294        $  19,884,294
Deferred Litigation Trustee fees                                       1,850,000            1,700,000
Other liabilities                                                      3,437,266            3,087,397
                                                                   --------------       --------------
     Total Liabilities                                                25,171,560           24,671,691
                                                                   --------------       --------------
Certificateholders' Equity
     Certificates, no par value, 20,703,817 authorized,
          issued and outstanding                                           -                    -
     Accumulated deficit                                             (18,566,073)         (17,281,703)
                                                                   --------------       --------------
          Total Certificateholders' Equity                           (18,566,073)         (17,281,703)
                                                                   --------------       --------------
                                                                   $   6,605,487        $   7,389,988
                                                                   ==============       ==============

See accompanying Notes to Unaudited Financial Statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                       Unaudited Statement of Operations

                                                                     Three Months Ended March 31,
                                                                 -----------------------------------
                                                                       2001                2000
                                                                 -------------       ---------------
REVENUE                                                          $          -         $          -
                                                                 -------------       ---------------

EXPENSES
Litigation trustee fees                                              (400,000)            (400,000)
Legal fees                                                           (177,374)            (392,181)
Litigation consulting - expert witnesses                              (55,305)            (323,982)
Litigation and trust administration                                   (65,000)             (65,000)
Interest expense                                                     (485,530)            (296,428)
Premises and equipment                                                (12,900)             (12,900)
Insurance                                                             (50,665)             (50,726)
Other                                                                 (37,596)             (65,066)
                                                                 -------------       ---------------
     Total Expenses                                                (1,284,370)          (1,606,283)
                                                                 -------------       ---------------
          Net Loss                                               $ (1,284,370)        $ (1,606,283)
                                                                 -------------       ---------------
          Net Loss Per Certificate                               $      (0.06)        $      (0.08)
                                                                 =============       ===============

See accompanying Notes to Unaudited Financial Statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                       Unaudited Statement of Cash Flows

                                                                                               Three Months Ended March 31,
                                                                                         -----------------------------------
                                                                                            2001                       2000
                                                                                         ---------                   -------
Cash flows from operating activities:
     Net loss                                                                           $ (1,284,370)             $ (1,606,283)
     Adjustments to reconcile net loss to cash used in
          operating activities:
          Decrease in other assets                                                            50,130                    50,129
          Increase in deferred litigation trustee fees                                       150,000                   100,000
          Increase in other liabilities                                                      349,869                   123,095
                                                                                        ------------              ------------
               Total adjustments                                                             549,999                   273,224

               Net cash used in operating activities                                        (734,371)               (1,333,059)
                                                                                       -------------             -------------
Cash flows from financing activities:
     Initial deposit into the expense fund                                                         -                         -
                                                                                       -------------             -------------
     Net decrease in cash                                                                   (734,371)               (1,333,059)

Cash at beginning of period                                                                6,951,030                11,726,923
                                                                                       -------------             -------------

Cash at end of period                                                                  $   6,216,659             $  10,393,864
                                                                                       =============             =============
Supplemental disclosure of cash flow information:

     Cash paid during the period for interest                                          $           -             $           -
                                                                                       =============             =============

See accompanying Notes to Unaudited Financial Statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                    Notes to Unaudited Financial Statements
                                March 31, 2001


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

The unaudited financial statements of the CPR Trust included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Litigation Trustees, necessary to present a fair statement of the results for the interim periods indicated. The Litigation Trustees are the four senior executives of Coast with knowledge of the facts underlying the Litigation, which were retained by the CPR Trust as "Litigation Trustees." Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the CPR Trust's annual report on Form 10-K for the year ended December 31, 2000.

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

SIMILAR LITIGATION

The Litigation is one of a number of cases filed against the federal government in the Claims Court involving acquisitions of failed or distressed savings institutions and alleging that the changes in regulatory capital calculations brought about by FIRREA and the Capital Regulations constitute a breach of the contract between the acquiring party and the federal government. For purposes of the administration of such claims, the Claims Court bifurcated the trial proceedings in the first three of such cases to be heard by it (Winstar Corporation, et al. v. United States, Docket No. 90-8C; Statesman Savings Holding Corp., et al. v. United States, Docket No. 90-773C (the "Statesman Case"); and Glendale Federal Bank v. United States, Docket No. 90-772C (the "Glendale Case")(which cases are collectively referred to herein as the "Related Cases"). In July 1992, the Claims Court ruled in favor of the plaintiffs in the Related Cases on the initial question of liability, finding in each case that the plaintiff had a contract as alleged with the federal government and that the federal government is in breach of that contract as a result of the enactment of FIRREA and the issuance of the Capital Regulations thereunder. The decision of the Claims Court on liability was appealed by the federal government. After extended appellate proceedings, culminating in an appeal to the Supreme Court, the Supreme Court ruled in favor of the plaintiffs in the Related Cases in United States v. Winstar Corp., et al., 518 U.S. 839 (1996) (the "Winstar Case").

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

Case specific fact discovery for the First Group of Thirty Cases, including the Litigation, was substantially completed by July 31, 1999. As of May 1, 2000, expert witness discovery had been completed by Coast and the government, concluding the discovery phase of the Litigation.

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

On January 17, 2001, Coast Federal filed a motion with Judge Hewitt requesting that Judge Hewitt certify for interlocutory appeal that portion of her Order that granted partial summary judgment to the government as to the duration of Coast Federal's capital credit. Coast Federal sought to appeal Judge Hewitt's conclusion that Coast Federal's capital credit did not constitute a permanent credit to its regulatory capital as well as Judge Hewitt's subsequent determination that the capital credit is required to be amortized over 12.7 years rather than 25 years. Coast Federal's motion also requested that all proceedings in the Litigation be stayed pending resolution of the requested appeal. By a ruling dated February 6, 2001, Judge Hewitt granted Coast Federal's motion and also stayed all proceedings in the Litigation in the Claims Court.

On February 16, 2001, Coast Federal filed a petition with the United States Court of Appeals for the Federal Circuit (the "Court of Appeals") to hear Coast Federal's appeal of the Order (the "Appeal"), and on February 26, 2001, the government filed an opposition to the petition. By an order dated April 16, 2001, the Court of Appeals declined to hear the Appeal at this time, and the Litigation returned to the Claims Court for further proceedings. By order dated May 4, 2001, Judge Hewitt directed Coast Federal to submit revised expert reports with the Claims Court by July 1, 2001, that reflect the effects of Judge Hewitt's December 28, 2000, decision on Coast Federal's damages claims. Judge Hewitt has not set a date for the Litigation to commence trial.

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

The courts in the Glendale Case, the CalFed Case, the LaSalle Talman Case, the Landmark Case, the Bluebonnet Case and the Glass Case declined to award damages under some or all of the plaintiffs' damage theories. No judge in any of the cases has made an award for lost profits damages, which is one of the primary theories of expectation damages for which Coast is currently seeking a recovery. In addition, no judge in any of the cases has made a significant award of damages for the cost of replacing capital (other than damages related to transaction costs), for which Coast is also currently seeking a recovery. Further, in only one of the seven cases in which a judgment has been entered after a trial on damages , Glendale Federal Bank v. United States, Claims Court Docket No. 90-772C (the "Glendale Case"), has an award been granted that is in excess of $40 million. The award in the Glendale Case has since been vacated on appeal and sent back to the Claims Court for further proceedings.

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

The Litigation Trustees entered into a letter agreement, dated February 13, 1998 (the "Letter Agreement"), with the law firm of Cooper, Carvin & Rosenthal,

PLLC (the "Firm"). In the Letter Agreement the Firm agreed that it would not bill Coast Federal or the CPR Trust for any fees incurred subsequent to September 1, 1997, in excess of $7,650,000 (the "Cap"). The Firm further agreed that up to $2 million of the Cap, i.e., any amounts over $5,650,000, would only be payable to the Firm out of the Commitment Amount, if any, when received by the CPR Trust from Ahmanson. In consideration of these limitations on the Firm's customary charges for professional services, the Letter Agreement provided that the CPR Trust would pay to the Firm, in addition to fees up to the amount of the Cap, a contingent incentive fee in the amount of one percent (1%) of the Commitment Amount, provided that no such incentive fee would be payable in the event (1) that both Charles J. Cooper and Steven S. Rosenthal ceased to be partners of the Firm prior to a final decision, including appeals, or other final resolution of the Litigation, or (2) that either Mr. Cooper or Mr. Rosenthal ceased to be a partner of the Firm prior to a final decision, including any appeals, or other final resolution of the Litigation, other than by death, disability, or appointment to federal office.

As of March 31, 2001, the amount remaining to be paid to the Firm under the Cap (less the $2 million payable solely out of the Commitment Amount) was approximately $0.5 million. On April 24, 2001, Mr. Rosenthal announced that he had left the Firm. As a result, pursuant to the terms of the Letter Agreement, the CPR Trust is not obligated to pay the contingent fee to the Firm in the amount of one percent (1%) of the Commitment Amount. However, the Litigation Trustees currently expect to enter into an agreement with the Firm, renamed Cooper & Kirk, pursuant to which the Firm will continue to represent Coast Federal in the Litigation.

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

Following is a statement that details the activity in the Expense Fund (the balance of which was $6,216,659 as of March 31, 2001) and expenses that have been accrued but not yet paid for the three months ended March 31, 2001, as well as the balance of the Expense Fund that was available to cover future expenses as of March 31, 2001.

                                                               For the Three
                                                                Months Ended
                                                              March 31, 2001
                                                              --------------
Expense Fund balance available for future
   Expenses as of December 31, 2000                               $4,312,873
Disbursements:
   Litigation Trustee fees                                          (266,667)
   Litigation and trust administration                               (65,000)
   Outside legal counsel and expert witness fees                    (395,679)
   Premises and equipment                                            (12,900)
   Office and other expenses                                         (48,131)
Accrued expenses:
   Deferred Litigation Trustee fees                                 (150,000)
   Decrease in accrual for Litigation Trustee fees                    16,667
   Decrease in accrual for outside legal counsel
      and expert witness fees                                        163,000
   Decrease in other accrued expenses                                 10,000
   Accrued interest on deferred Litigation
      Trustee fees                                                   (59,909)
                                                                   ---------
      Expense Fund balance available
         for future expenses as of
         March 31, 2001                                           $3,504,254
                                                                   =========

In addition, $2,574,861 of expense was accrued through March 31, 2001, for interest payable to Ahmanson or its successor on disbursements from the Expense Fund. The CPR Trust's obligation to pay such accrued interest is contingent upon receipt of sufficient Litigation Proceeds. Expenses for "Litigation and trust administration" refer to fees paid to three individuals retained by the CPR Trust to provide litigation and trust administration support services.

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

     None

(b)    Reports on Form 8-K

During the quarter for which this report is filed, the following reports on Form 8-K were filed by the registrant:

     1. January 2, 2001, Item 5, Other Events. Press Release regarding ruling on motion and cross-motion for Summary Judgment dated December 28, 2000.

     2. January 19, 2001, Item 5, Other Events. Press release regarding the filing by Coast Federal of its request for interlocutory appeal of December 28, 2000 decision and government filing of motion for reconsideration.

     3. January 24, 2001, Item 5, Other Events. Press release regarding the filing with the Claims Court by Coast Federal and the government of status reports regarding the Litigation and the possible effect of December 28, 2000 ruling on a recovery in the Litigation.

     4. February 7, 2001, Item 5, Other Events. Press release regarding order granting motion to certify for interlocutory appeal.

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

Dated: March 9, 2001