Form 10-Q
period 2001-06-30
COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
filed 2001-08-14
CIK 1052801

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934
     For the Quarterly Period Ended June 30, 2001
                                      OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________


                       Commission file number 333-44155
                       ---------------------------------
           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                      13-7140975
----------------------------------                  -------------------
(State or other jurisdiction of                      (I.R.S. Employer
Incorporation or organization)                     Identification No.)

   E.A. Delle Donne Corporate Center, Montgomery Building, 1011 Centre Road,

Wilmington, Delaware                                         19805-1266
----------------------------------------                  --------------
(Address of principal executive offices)                    (Zip Code)

                                (302) 636-3300
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of August 6, 2001 the registrant had 20,703,817 Contingent Payment Rights Certificates, no par value, outstanding.

PART I  FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                                     COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                                            Unaudited Statement of Financial Condition


                                                                                            June 30,                 December 31,
ASSETS                                                                                       2001                        2000
                                                                                          ------------               ------------
Cash in bank                                                                              $  5,764,221               $  6,951,030
Other assets                                                                                   338,699                    438,958
                                                                                          ------------               ------------
     Total Assets                                                                         $  6,102,920               $  7,389,988
                                                                                          ============               ============

LIABILITIES AND CERTIFICATEHOLDERS' EQUITY
Expense fund                                                                              $ 19,884,294               $ 19,884,294
Deferred litigation trustee fees                                                             2,000,000                  1,700,000
Other liabilities                                                                            3,957,356                  3,087,397
                                                                                          ------------               ------------
     Total Liabilities                                                                      25,841,650                 24,671,691
                                                                                          ============               ============
Certificateholders' Equity
     Certificates, no par value, 20,703,817 authorized,
          issued and outstanding                                                                     -                          -
     Accumulated deficit                                                                   (19,738,730)               (17,281,703)
                                                                                          ------------               ------------
          Total Certificateholders' Equity                                                 (19,738,730)               (17,281,703)
                                                                                          ------------               ------------
                                                                                          $  6,102,920               $  7,389,988
                                                                                          ============               ============

See accompanying Notes to Unaudited Financial Statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                       Unaudited Statement of Operations

                                                                    Three Months Ended June 30,      Six Months Ended June 30,
                                                                    ---------------------------      -------------------------
                                                                       2001            2000            2001            2000
                                                                    -----------   -------------       -----------  ------------
REVENUE                                                             $        -     $       -           $       -     $      -
                                                                    -----------   -------------       -----------  ------------
EXPENSES
Litigation trustee fees                                                (400,000)       (400,000)        (800,000)     (800,000)
Legal fees                                                              (91,263)       (346,379)        (268,637)     (738,560)
Litigation consulting - expert witnesses                                (77,370)       (217,047)        (132,675)     (541,029)
Litigation and trust administration                                     (65,000)        (65,000)        (130,000)     (130,000)
Interest expense                                                       (451,391)       (410,414)        (936,921)     (706,842)
Premises and equipment                                                  (12,900)        (12,900)         (25,800)      (25,800)
Insurance                                                               (50,130)        (50,130)        (100,795)     (100,856)
Other                                                                   (24,603)        (31,869)         (62,199)      (96,935)
                                                                    -----------   -------------        ----------- ------------

     Total Expenses                                                  (1,172,657)     (1,533,739)        (2,457,027)     (3,140,022)
                                                                    -----------   -------------        -----------    ------------
          Net Loss                                                  $(1,172,657)    $(1,533,739)       $(2,457,027)    $(3,140,022)
                                                                    ===========   =============        ===========    ============
          Net Loss Per Certificate                                       $(0.06)         $(0.07)            $(0.12)         $(0.15)
                                                                    ===========   =============        ===========    ============

See accompanying Notes to Unaudited Financial Statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                       Unaudited Statement of Cash Flows

                                                                                                     Six Months Ended June 30,
                                                                                                  ----------------------------
                                                                                                     2001             2000
                                                                                                  ------------     -----------
Cash flows from operating activities:
     Net loss                                                                                     $(2,457,027)     $(3,140,022)
     Adjustments to reconcile net loss to cash used in
          operating activities:
          Decrease in other assets                                                                    100,259          100,259
          Increase in deferred litigation trustee fees                                                300,000          200,000
          Increase in other liabilities                                                               869,959          252,509
                                                                                                  ------------     -----------
               Total adjustments                                                                    1,270,218          552,768
                                                                                                  ------------     -----------
               Net cash used in operating activities                                               (1,186,809)      (2,587,254)
                                                                                                  ------------     -----------
     Net decrease in cash                                                                          (1,186,809)      (2,587,254)

Cash at beginning of period                                                                         6,951,030       11,726,923
                                                                                                  ------------     -----------
Cash at end of period                                                                             $ 5,764,221      $ 9,139,669
                                                                                                  ============     ===========
Supplemental disclosure of cash flow information:

     Cash paid during the period for interest                                                     $         -      $         -
                                                                                                  ============     ===========

See accompanying Notes to Unaudited Financial Statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                    Notes to Unaudited Financial Statements
                                 June 30, 2001

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

The unaudited financial statements of the CPR Trust included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Litigation Trustees, necessary to present a fair statement of the results for the interim periods indicated. The Litigation Trustees are the four senior executives of Coast with knowledge of the facts underlying the Litigation, which were retained by the CPR Trust as "Litigation Trustees." Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

SIMILAR LITIGATION

The Litigation is one of a number of cases filed against the federal government in the Claims Court involving acquisitions of failed or distressed-savings institutions and alleging that the changes in regulatory capital calculations brought about by FIRREA and the Capital Regulations constitute a breach of the contract between the acquiring party and the federal government. For purposes of the administration of such claims, the Claims Court bifurcated the trial proceedings in the first three of such cases to be heard by it (Winstar Corporation, et al. v. United States, Docket No. 90-8C; Statesman Savings Holding Corp., et al. v. United States, Docket No. 90-773C (the "Statesman Case"); and Glendale Federal Bank v. United States, Docket No. 90-772C (the "Glendale Case")(which cases are collectively referred to herein as the "Related Cases"). In July 1992, the Claims Court ruled in favor of the plaintiffs in the Related Cases on the initial question of liability, finding in each case that the plaintiff had a contract as alleged with the federal government and that the federal government is in breach of that contract as a result of the enactment of FIRREA and the issuance of the Capital Regulations thereunder. The decision of the Claims Court on liability was appealed by the federal government. After extended appellate proceedings, culminating in an appeal to the Supreme Court, the Supreme Court ruled in favor of the plaintiffs in the Related Cases in United States v. Winstar Corp., et al., 518 U.S. 839 (1996) (the "Winstar Case").

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

On February 16, 2001, Coast Federal filed a petition with the United States Court of Appeals for the Federal Circuit (the "Court of Appeals") to hear Coast Federal's appeal of the Order (the "Appeal"), and on February 26, 2001, the government filed an opposition to the petition. By an order dated April 16, 2001, the Court of Appeals declined to hear the Appeal at that time, and the Litigation returned to the Claims Court for further proceedings. By order dated May 4, 2001, Judge Hewitt directed Coast Federal to submit revised expert reports with the Claims Court by July 1, 2001, that reflect the effects of Judge Hewitt's December 28, 2000, decision on Coast Federal's damages claims.

On June 19, 2001, Coast Federal filed a Second Expert Report with the Court of Claims (the "Second Report"). The Second Report calculates the damages suffered by Coast Federal from the breach of its capital credit contract as $53.2 million, when that capital credit is amortized as required by Judge Hewitt's December 28, 2000, decision. As described in the Second Report, this amount reflects the actual costs to Coast Federal of two debt issuance transactions in 1992 and 1993 which Coast Federal would not have undertaken but for the government's breach.

The Claims Court has issued orders scheduling the dates of trial on Coast Federal's claim for $53.2 million in damages for November 6-8, 13-14, 16 and, if necessary, November 19, 2001. The Claims Court has also scheduled (i) completion of defendant's deposition of plaintiff's expert witness or witnesses by August 2, 2001, (ii) the filing of defendant's expert witness reports by August 9, 2001, and the deposition of such experts by September 13, 2001, (iii) the filing by the defendant of any dispositive motions by August 9, 2001, (iv) the filing by the plaintiff of responses to defendant's dispositive motions and any cross-motions by September 13, 2001, (v) if plaintiff files no cross-motions, the filing by the defendant of its reply brief on September 27, 2001, or on October 9, 2001, if plaintiff does file such motions, (vi) if plaintiff files any cross-motions, the filing by plaintiff of its reply brief on October 15, 2001. Oral argument on any dispositive motions or cross-motions is scheduled for 10 A.M., October 18, 2001, at the National Courts Building, 717 Madison Place N.W., Washington, DC 20005. A pretrial conference will be held on October 30, 2001.

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

Plaintiffs in the Regulatory Capital Cases have tended to pursue recoveries based on one or more of three alternative theories: (1) expectation damages, (2) restitution, and (3) reliance damages. It is impractical to provide a full description of the elements of each of these alternative theories of recovery. However, the following descriptions are provided for purposes of communicating a basic understanding of these legal theories.

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

On September 29, 1999, Coast Federal filed the first reports of its expert witnesses (the "First Reports") with the Claims Court. The First Reports describe the amounts and methods of calculation of the damages which the experts believed Coast Federal suffered as a result of the government's breach. Coast Federal's principal expectation damages analysis as set forth in the First Reports calculated the damages to be not less than $1.397 billion. This expectation damages analysis included calculations of damages for lost profits, for the cost of replacing the Capital Credit going forward, for the cost of capital raised by Coast, and for increased operating costs (such as increased deposit costs, OTS assessments, and deposit insurance premiums) caused by the government's breach. An alternative expectation damages analysis set forth in the First Reports calculated the damages to be $782.1 million, based solely upon the cost of replacing the Capital Credit in past and future periods. No calculations for either restitution or reliance damages were included in the First Reports. The First Reports were attached as exhibits to a filing made on September 29, 1999, on behalf of Coast Federal with the Claims Court in Washington, D.C.

On January 27, 2000, the government submitted its own experts' reports on damages in response to the conclusions set forth in the First Reports of Coast Federal's experts. The government's experts' reports were filed with the Claims Court on August 23, 2000, as exhibits to the government's motion for summary judgment on damages. The government's experts' reports in general opined that the damages Coast Federal sought from the government were too speculative to permit a recovery. In addition, the government's experts' reports opined that the capital credit received by Coast in connection with its acquisition of Central was in essence required by generally accepted accounting principles to be amortized over a period of approximately 12.7 years.

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

As described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Proceedings Leading to Trial," Coast Federal has filed a Second Expert Report with the Court of Claims that calculates the damages suffered by Coast Federal from the breach of its capital credit contract as $53.2 million, if the capital credit is amortized as required by Judge Hewitt's December 28, 2000, decision.

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

The courts in the Glendale Case, the CalFed Case, the LaSalle Talman Case, the Landmark Case, the Bluebonnet Case and the Glass Case declined to award damages under some or all of the plaintiffs' damage theories. No judge in any of the cases has made an award for lost profits damages, which was one of the primary theories of expectation damages for which Coast initially sought recovery as
                                    ----------------------------------------
described in the First Reports.  In addition, no judge in any of the cases has
------------------------------
made a significant award of damages for the cost of replacing capital (other than damages related to transaction costs), for which Coast also initially
                                                                 ---------
sought recovery as described in the First Reports. Further, in only one of the
--------------------------------------------------
seven cases in which a judgment has been entered after a trial on damages , Glendale Federal Bank v. United States, Claims Court Docket No. 90-772C (the "Glendale Case"), has an award been granted that is in excess of $40 million. The award in the Glendale Case has since been vacated on appeal and sent back to the Claims Court for further proceedings.

It is likely that rulings in other Priority Cases will occur before trial of Coast Federal's damage claims is completed. Appeals of the judgments in several
                                                                     ----------
of these cases have been filed with the Court of Appeals for the Federal
--------------
Circuit, and appeals of other Priority Cases are likely. Any decisions reached by the Court of Appeals in those cases could affect Coast Federal's damages claims. For these and other reasons, there can be no assurance as to the type or amount, if any, of damages that Coast Federal may recover. Without limiting the generality of the foregoing, there can be no assurance that Coast Federal will obtain any monetary or other recovery in the Litigation.

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

As of June 30, 2001, the amount remaining to be paid to the Firm under the Cap (less the $2 million payable solely out of the Commitment Amount) was approximately $.5 million. On April 24, 2001, Mr. Rosenthal announced that he had left the Firm. As a result, pursuant to the terms of the Letter Agreement, the CPR Trust is not obligated to pay the contingent fee to the Firm in the amount of one percent (1%) of the Commitment Amount. However, the Litigation Trustees currently expect to enter into an agreement with the Firm, renamed Cooper & Kirk, pursuant to which the Firm will continue to represent Coast Federal in the Litigation.

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

SUMMARY FINANCIAL INFORMATION

The CPR Trust has no revenues. The Expense Fund is the CPR Trust's only source of funding for the payment of the expenses of its operations. The amounts in the Expense Fund will be applied to a variety or expenses, including the costs of prosecuting the Litigation (including the fees and expenses of counsel, experts, support staff and consultants), compensation of the Institutional Trustee, the Delaware Trustee and the Litigation Trustees, the CPR Trust's indemnification obligations, liability insurance for the CPR Trust's indemnification obligations and any liabilities of the Litigation Trustees. To the extent that Coast Federal and its successors must engage in protracted litigation, such fees and expenses may increase significantly, and there can be no assurance that the Expense Fund will be sufficient to cover such fees and expenses.

Following is a statement that details the activity in the Expense Fund (the balance of which was $5,764,221 as of June 30, 2001) and expenses that have been accrued but not yet paid for the three and six months ended June 30, 2001, as well as the balance of the Expense Fund that was available to cover future expenses as of June 30, 2001.

                                                       For the Three    For the Six
                                                        Months Ended    Months Ended
                                                       June 30, 2001   June 30, 2001
                                                       --------------  --------------
Expense Fund balance available for future
   Expenses as of March 31, 2001                          $3,504,254
Expense Fund balance available for future
   Expenses as of December 31, 2000                                       $4,312,873
Disbursements:
   Litigation Trustee fees                                  (250,000)       (516,667)
   Litigation and trust administration                       (65,000)       (130,000)
   Outside legal counsel and expert witness fees             (95,633)       (491,312)
   Premises and equipment                                    (12,900)        (25,800)
   Office and other expenses                                 (44,603)        (92,734)
Accrued expenses:
   Deferred Litigation Trustee fees                         (150,000)       (300,000)
   Decrease in accrual for Litigation Trustee fees                 -          16,667
   Decrease (increase) in accrual for outside legal
      counsel and expert witness fees                        (73,000)         90,000
   Decrease in other accrued expenses                         20,000          30,000
   Accrued interest on deferred Litigation
      Trustee fees                                           (57,208)       (117,117)
                                                          ----------      ----------
      Expense Fund balance available
         for future expenses as of
         June 30, 2001                                    $2,775,910      $2,775,910
                                                          ==========      ==========

In addition, $2,969,044 of expense was accrued through June 30, 2001, for interest payable to Ahmanson or its successor on disbursements from the Expense Fund. The CPR Trust's obligation to pay such accrued interest is contingent upon receipt of sufficient Litigation Proceeds. Expenses for "Litigation and trust administration" refer to fees paid to three individuals retained by the CPR Trust to provide litigation and trust administration support services.

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

(a)    Exhibits

  None

(b)    Reports on Form 8-K

During the quarter for which this report is filed, the following reports on Form 8-K were filed by the registrant:


     1. April 17, 2001, Item 5, Other Events. Press release announcing appellate order denying petition for interlocutory appeal

     2. May 30, 2001, Item 5, Other Events. Press release announcing stipulation regarding capital credit amortization.

     3. June 19, 2001, Item 5, Other Events. Press Release regarding filing of new expert witness report.

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



Dated:   August 7, 2001