Form 10-Q
period 2001-09-30
COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
filed 2001-11-08
CIK 1052801

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q
(Mark One)

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001
                                      OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

                       Commission file number 333-44155
                       --------------------------------
           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        DELAWARE                                      13-7140975
----------------------------------                ---------------------
(State or other jurisdiction of                      (I.R.S. Employer
Incorporation or organization)                     Identification No.)

E.A. Delle Donne Corporate Center, Montgomery Building, 1011 Centre Road,
Wilmington, Delaware                                         19805-1266
---------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                (302) 636-3300
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of November 1, 2001 the registrant had 20,703,817 Contingent Payment Rights Certificates, no par value, outstanding.

PART I  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                  Unaudited Statement of Financial Condition

                                                                  September 30,        December 31,
ASSETS                                                                2001                 2000
                                                               ------------------    ----------------
Cash in bank                                                         $  5,250,780        $  6,951,030
Other assets                                                              288,569             438,958
                                                               ------------------    ----------------

     Total Assets                                                    $  5,539,349        $ 7,389,988
                                                               ==================    ================

LIABILITIES AND CERTIFICATEHOLDERS' EQUITY
Expense fund                                                         $ 19,884,294        $ 19,884,294
Deferred litigation trustee fees                                        2,150,000           1,700,000
Other liabilities                                                       4,469,586           3,087,397
                                                               ------------------    ----------------

     Total Liabilities                                                 26,503,880          24,671,691
                                                               ------------------    ----------------

Certificateholders' Equity
     Certificates, no par value, 20,703,817 authorized,
          issued and outstanding                                                -                   -
     Accumulated deficit                                              (20,964,531)        (17,281,703)
                                                               -------------------   ----------------

          Total Certificateholders' Equity                            (20,964,531)        (17,281,703)
                                                               -------------------   ----------------

                                                                     $  5,539,349        $  7,389,988
                                                               ===================   ================

See accompanying Notes to Unaudited Financial Statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                       Unaudited Statement of Operations

                                                 Three Months Ended September 30,              Six Months Ended June 30,
                                                 -------------------------------             -----------------------------
                                                     2001                 2000                 2001                2000
                                                   -----------       -----------             -----------       -----------
REVENUE                                          $          --       $        --            $         --     $          --
                                                   -----------       -----------             -----------       -----------

EXPENSES
Litigation trustee fees                               (400,000)         (400,000)             (1,200,000)       (1,200,000)
Legal fees                                            (165,088)         (437,088)               (433,725)       (1,175,648)
Litigation consulting - expert witnesses               (79,933)         (319,000)               (212,608)         (860,029)
Litigation and trust administration                    (65,000)          (65,000)               (195,000)         (195,000)
Interest expense                                      (444,583)         (425,337)             (1,381,504)       (1,132,179)
Premises and equipment                                 (14,009)          (12,900)                (39,809)          (38,700)
Insurance                                              (50,129)          (50,129)               (150,924)         (150,985)
Other                                                   (7,059)          (12,452)                (69,258)         (109,387)
                                                   -----------       -----------             -----------       -----------

     Total Expenses                                 (1,225,801)       (1,721,906)             (3,682,828)       (4,861,928)
                                                   -----------       -----------             -----------       -----------

          Net Loss                                 $(1,225,801)      $(1,721,906)            $(3,682,828)      $(4,861,928)
                                                   ===========       ===========             ===========       ===========

          Net Loss Per Certificate                 $     (0.06)      $     (0.08)            $     (0.18)      $     (0.23)
                                                   ===========       ===========             ===========       ===========

See accompanying Notes to Unaudited Financial Statements

                  COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                    Unaudited Statement of Cash Flows

                                                                              Nine Months Ended September 30,
                                                                           ------------------------------------
                                                                                  2001               2000
                                                                           -----------------   ----------------
Cash flows from operating activities:
     Net loss                                                                  $ (3,682,828)      $ (4,861,928)
                                                                               ------------       ------------
     Adjustments to reconcile net loss to cash used in
          operating activities:
          Decrease in other assets                                                  150,389            150,389
          Increase in deferred litigation trustee fees                              450,000            300,000
          Increase in other liabilities                                           1,382,189          1,284,857
                                                                               ------------       ------------
               Total adjustments                                                  1,982,578          1,735,246
                                                                               ------------       ------------

               Net cash used in operating activities                             (1,700,250)        (3,126,682)
                                                                               ------------       ------------

     Net decrease in cash                                                        (1,700,250)        (3,126,682)

Cash at beginning of period                                                       6,951,030         11,726,923
                                                                               ------------       ------------

Cash at end of period                                                          $  5,250,780       $  8,600,241
                                                                               ============       ============

Supplemental disclosure of cash flow information:

     Cash paid during the period for interest                                  $         --       $         --
                                                                               ============       ============

See accompanying Notes to Unaudited Financial Statements

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                    Notes to Unaudited Financial Statements
                              September 30, 2001

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

The unaudited financial statements of the CPR Trust included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Litigation Trustees, necessary to present a fair statement of the results for the interim periods indicated. The Litigation Trustees are the four senior executives of Coast with knowledge of the facts underlying the Litigation, which were retained by the CPR Trust as "Litigation Trustees." Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

SIMILAR LITIGATION

The Litigation is one of a number of cases filed against the federal government in the Claims Court involving acquisitions of failed or distressed_savings institutions and alleging that the changes in regulatory capital calculations brought about by FIRREA and the Capital Regulations constitute a breach of the contract between the acquiring party and the federal government. For purposes of the administration of such claims, the Claims Court bifurcated the trial proceedings in the first three of such cases to be heard by it (Winstar Corporation, et al. v. United States, Docket No. 90-8C; Statesman Savings Holding Corp., et al. v. United States, Docket No. 90-773C (the "Statesman Case"); and Glendale Federal Bank v. United States, Docket No. 90-772C (the "Glendale Case") (which cases are collectively referred to herein as the "Related Cases"). In July 1992, the Claims Court ruled in favor of the plaintiffs in the Related Cases on the initial question of liability, finding in each case that the plaintiff had a contract as alleged with the federal government and that the federal government is in breach of that contract as a result of the enactment of FIRREA and the issuance of the Capital Regulations thereunder. The decision of the Claims Court on liability was appealed by the federal government. After extended appellate proceedings, culminating in an appeal to the Supreme Court, the Supreme Court ruled in favor of the plaintiffs in the Related Cases in United States v. Winstar Corp., et al., 518 U.S. 839
(1996) (the "Winstar Case").

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

On June 19, 2001, Coast Federal filed a Second Expert Report with the Court of Claims (the "Second Report"). The Second Report calculates the damages suffered by Coast Federal from the breach of its capital credit contract as $53.2 million, if that capital credit is amortized as required by Judge Hewitt's December 28, 2000, decision (the "New Damage Claims"). As described in the Second Report, the New Damage Claims reflect the actual costs to Coast Federal of two debt issuance transactions in 1992 and 1993 which Coast Federal would not have undertaken but for the government's breach.

On August 9, 2001, the government filed a Motion for Summary Judgment with regard to Plaintiff's New Damage Claims disputing the damages set forth in the Second Report.

On October 2, 2001, Coast Federal filed a motion for reconsideration of the Claims Court's December 28, 2000, order (the "December Order") holding that Coast Federal's capital credit in the amount of $299 million was not a permanent addition to Coast Federal's regulatory capital and was to have been amortized over a period of 12.7 years. In its motion, Coast Federal stated that it would not be able to prove damages from the government's breach of Coast Federal's contractual right to a capital credit if that right was limited as by the Order. Coast Federal's motion further stated that it understood and contemplated that, if the Claims Court did not reconsider the Order, the Claims Court would enter a final judgment awarding no damages to Coast Federal, and that Coast Federal would appeal that judgment for purposes of seeking appellate review of the December Order.

By order dated October 18, 2001, the Claims Court entered judgment in favor of the government. The Claims Court ruled that no further proceedings in the Claims Court were necessary or appropriate in light of Coast Federal's statement that Coast Federal could not prove damages under its contract with the government as interpreted by the Claims Court in the December Order.

Coast Federal intends to appeal the Claims Court's ruling to the Court of Appeals. Coast Federal's appeal will seek to have the Claims Court's December Order regarding the permanence of Coast Federal's capital credit reversed. Coast Federal maintains that the government's breach of Coast Federal's contractual right to a permanent, nonamortizing $299 million capital credit inflicted substantial damages that Coast Federal will pursue in full on remand if the Appeals Court accepts Coast Federal's view of the scope of its contractual rights.

Coast Federal must submit its appeal brief to the Court of Appeals within 120 days after the date of the Claims Court's entry of judgment in favor of the government. Within 210 days of the date of the entry of judgment, barring any extensions, briefing by both Coast Federal and the government of the appeal and any cross-appeal must be completed. Thereafter, a three member panel of the Court of Appeals will establish a date to hear oral argument of the appeal. Following oral argument, the panel will take the appeal under submission pending its decision. Coast Federal is unable to predict when the panel will issue its decision.

If the Court of Appeals upholds the Claims Court's December Order and Coast Federal is unsuccessful in subsequently obtaining certiorari to the United States Supreme Court, no award of monetary damages will be made to Coast Federal, and therefore no monetary payment will be possible from the Trust to certificateholders. If the Court of Appeals reverses the Claims Court's Order, it is expected that the Litigation will be remanded to the Claims Court for further proceedings in accordance with the decision reversing the Order.

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

On January 27, 2000, the government submitted its own experts' reports on damages in response to the conclusions set forth in the First Reports of Coast Federal's experts. The government's experts' reports were filed with the Claims Court on August 23, 2000, as exhibits to the government's motion for summary judgment on damages. The government's experts' reports in general opined that the damages Coast Federal sought from the government were too speculative to permit a recovery. In addition, the government's experts' reports opined that the capital credit received by Coast Federal in connection with its acquisition of Central was in essence required by generally accepted accounting principles to be amortized over a period of approximately 12.7 years.

As discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Proceedings Leading to Trial," on December 28, 2000, the Claims Court issued its Order with respect to the government's motion and Coast Federal's cross-motion for summary judgment (the "December Order"). In the December Order, the Claims Court largely accepted the government's contention with respect to the capital credit in ruling that the capital credit was not a permanent addition to Coast Federal's regulatory capital and was required to be amortized over 12.7 years. Also as described above, on October 18, 2001, the Claims Court entered judgment in favor of the government and awarded no damages to Coast Federal in light of Coast Federal's statement that Coast Federal would not be able to prove damages if its contract with the government is as interpreted by the Claims Court in the December Order.

As discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Proceedings Leading to Trial," Coast Federal intends to appeal the Claims Court's ruling in the December Order. If the December Order is upheld on appeal, no award of monetary damages will be made to Coast Federal, and therefore no monetary payment will be possible from the Trust to certificateholders. If the Court of Appeals reverses the December Order, it is expected that the Litigation will be remanded to the Claims Court for further proceedings on damages in accordance with the decision reversing the Order.

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

The courts in the Glendale Case, the CalFed Case, the LaSalle Talman Case, the Landmark Case, the Bluebonnet Case and the Glass Case declined to award damages under some or all of the plaintiffs' damage theories. No judge in any of the cases has made an award for lost profits damages, which was one of the primary theories of expectation damages for which Coast Federal initially sought recovery as described in the First Reports. In addition, no judge in any of the cases has made a significant award of damages for the cost of replacing capital (other than damages related to transaction costs), for which Coast Federal also initially sought recovery as described in the First Reports. Further, in only one of the seven cases in which a judgment has been entered after a trial on damages , Glendale Federal Bank v. United States, Claims Court Docket No. 90-772C (the "Glendale Case"), has an award been granted that is in excess of $40 million. The award in the Glendale Case has since been vacated on appeal and sent back to the Claims Court for further proceedings.

It is likely that rulings in other Priority Cases will occur before trial of Coast Federal's damage claims is completed. Appeals of the judgments in several of these cases have been filed with the Court of Appeals for the Federal Circuit, and appeals of other Priority Cases are likely. Any decisions reached by the Court of Appeals in those cases could affect Coast Federal's damages claims. For these and other reasons, there can be no assurance as to the type or amount, if any, of damages that Coast Federal may recover. Without limiting the generality of the foregoing, there can be no assurance that Coast Federal will obtain any monetary award or other recovery in the Litigation.

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

As of October 15, 2001, the amount remaining to be paid to the Firm under the Cap (less the $2 million payable solely out of the Commitment Amount) was approximately $0.3 million. On April 24, 2001, Mr. Rosenthal announced that he had left the Firm. As a result, pursuant to the terms of the Letter Agreement, the CPR Trust is not obligated to pay the contingent fee to the Firm in the amount of one percent (1%) of the Commitment Amount. However, the Litigation Trustees currently expect to enter into an agreement with the Firm, renamed Cooper & Kirk, pursuant to which the Firm will continue to represent Coast Federal in the Litigation.

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

Following is a statement that details the activity in the Expense Fund (the balance of which was $5,250,780 as of September 30, 2001) and expenses that have been accrued but not yet paid for the three and nine months ended September 30, 2001, as well as the balance of the Expense Fund that was available to cover future expenses as of September 30, 2001.

                                                          For the Three         For the Nine
                                                           Months Ended         Months Ended
                                                        September 30, 2001   September 30, 2001
                                                       ------------------- ---------------------
Expense Fund balance available for future
   expenses as of June 30, 2001                                 $2,775,910
Expense Fund balance available for future
   expenses as of December 31, 2000                                                 $4,312,873
Disbursements:
   Litigation Trustee fees                                        (250,000)           (766,667)
   Litigation and trust administration                             (65,000)           (195,000)
   Outside legal counsel and expert witness fees                  (185,021)           (676,333)
   Premises and equipment                                          (14,009)            (39,809)
   Office and other expenses                                        (7,059)            (99,793)
Accrued expenses:
   Deferred Litigation Trustee fees                               (150,000)           (450,000)
   Decrease in accrual for Litigation Trustee fees                       -              16,667
   Decrease (increase) in accrual for outside legal
      counsel and expert witness fees                              (60,000)             30,000
   Decrease in other accrued expenses                                    -              30,000
   Accrued interest on deferred Litigation
      Trustee fees                                                 (57,849)           (174,966)
                                                                ----------          ----------
      Expense Fund balance available
         for future expenses as of
         September 30, 2001                                     $1,986,972          $1,986,972
                                                                ==========          ==========


In addition, $3,355,777 of expense was accrued through September 30, 2001, for interest payable to Ahmanson or its successor on disbursements from the Expense Fund. The CPR Trust's obligation to pay such accrued interest is contingent upon receipt of sufficient Litigation Proceeds. Expenses for "Litigation and trust administration" refer to fees paid to three individuals retained by the CPR Trust to provide litigation and trust administration support services.

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


     1. July 18, 2001, Item 5, Other Events. Press release announcing trial date.

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



Dated: November 6, 2001