Form 10-K405
period 2001-12-31
COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
filed 2002-03-27
CIK 1052801

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (fee required)

      For the fiscal year ended December 31, 2001

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

   E.A. Delle Donne Corporate Center, Montgomery Building, 1011 Centre Road,
                        Wilmington, Delaware 9805-1266
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (302) 636-3300

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Contingent Payment Rights Certificates
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At March 5, 2002, the aggregate market value of registrant's securities (consisting solely of the Contingent Payment Rights Certificates (the "CPR Certificates")) held by nonaffiliates of the registrant, based on the average bid and asking price of the CPR Certificates on that date of $.15 per Certificate, was approximately $3.039 million.

At March 5, 2002, there were 20,703,817 CPR Certificates, no par value, outstanding.

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

Item 1.    Business.......................................................

Item 2.    Properties.....................................................

Item 3.    Legal Proceedings..............................................

Item 4.    Submission of Matters to a Vote of Security Holders............


PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters....................................

Item 6.    Selected Financial Data........................................

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.....

Item 8.    Financial Statements and Supplementary Data....................

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................


PART III

Item 10.   Directors and Executive Officers of the Registrant.............

Item 11.   Executive Compensation.........................................

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management..........................................

Item 13.   Certain Relationships and Related Transactions.................

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

                                        2001                2000
                                   ---------------     ---------------
                                   High       Low      High       Low
                                   -----     -----     -----     -----
First Quarter                      $1.53     $0.88     $2.13     $1.28
Second Quarter                      1.19      0.90      1.78      1.25
Third Quarter                       1.00      0.33      1.94      1.25
Fourth Quarter                      0.65      0.01      2.03      1.34

As of February 15, 2002, there were approximately 2,933 beneficial owners of the CPR Certificates. No dividends were declared or paid on the CPR Certificates in 2001. For a description of the CPR Certificates, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

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

GENERAL

The CPR Trust is a statutory business trust created under Delaware law on January 8, 1998. The CPR Trust was created by Coast in connection with its merger, effected on February 13, 1998 (the "Merger"), with and into H. F. Ahmanson & Co. ("Ahmanson"), for the purpose of holding the Commitment Agreement entered into by Ahmanson and the CPR Trust, dated as of February 13, 1998 (the Commitment"). The Commitment represents Ahmanson's obligation to pay to the CPR Trust an amount equal to any net after-tax proceeds, as more particularly defined in the CPR Trust Agreement referred to below (the "Commitment Amount"), that may be received by Coast's wholly-owned subsidiary, Coast Federal Bank, FSB ("Coast Federal") (or its successor), from Coast Federal's regulatory capital litigation claims against the United States government in the case entitled Coast Federal Bank, FSB v. United States, No. 92-466C (Cl. Ct. filed July 9,
1992) (the "Litigation"). Subsequent to the merger, Ahmanson merged Coast Federal with and into Ahmanson's wholly-owned subsidiary, Home Savings of America, FSB ("Home Savings"), with Home Savings being the successor institution. Ahmanson merged into Washington Mutual, Inc. ("WAMU") on October 3, 1998, and Home Savings was thereafter merged into WAMU's wholly-owned subsidiary, Washington Mutual Bank, F.A. ("Washington Mutual").

The governing instrument of the CPR Trust is the Amended and Restated Declaration of Trust, dated as of February 13, 1998 (the "CPR Trust Agreement"), entered into among Coast, the Litigation Trustees, Bankers Trust Company (the "Institutional Trustee") and Bankers Trust (Delaware) (the "Delaware Trustee"). Deutche Bank subsequently succeeded to the interests of both the Institutional Trustee and the Delaware Trustee. Pursuant to the CPR Trust Agreement, the four senior executives of Coast with knowledge of the facts underlying the Litigation were appointed as "Litigation Trustees" of the CPR Trust, and were given full authority to make all decisions on behalf of Coast Federal (and its successors) with respect to the prosecution and resolution of the Litigation.

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

On June 19, 2001, Coast Federal filed a Second Expert Report with the Court of Claims (the "Second Report"). The Second Report calculated the damages suffered by Coast Federal from the breach of its capital credit contract as $53.2 million, if that capital credit is amortized as required by Judge Hewitt's December 28, 2000, decision (the "New Damage Claims"). As described in the Second Report, the New Damage Claims reflect the actual costs to Coast Federal of two debt issuance transactions in 1992 and 1993 which Coast Federal would not have undertaken but for the government's breach.

On August 9, 2001, the government filed a Motion for Summary Judgment with regard to Plaintiff's New Damage Claims disputing the damages set forth in the Second Report.

On October 2, 2001, Coast Federal filed a motion for reconsideration of the Claims Court's December 28, 2000, order (the "December Order") holding that Coast Federal's capital credit in the amount of $299 million was not a permanent addition to Coast Federal's regulatory capital and was to have been amortized over a period of 12.7 years. In its motion, Coast Federal stated that it would not be able to prove damages from the government's breach of Coast Federal's contractual right to a capital credit if that right was limited as set forth in the Order. Coast Federal's motion further stated that it understood and contemplated that, if the Claims Court did not reconsider the Order, the Claims Court would enter a final judgment awarding no damages to Coast Federal, and that Coast Federal would appeal that judgment for purposes of seeking appellate review of the December Order.

By order dated October 18, 2001, the Claims Court entered judgment in favor of the government. The Claims Court ruled that no further proceedings in the Claims Court were necessary or appropriate in light of Coast Federal's statement that Coast Federal could not prove damages under its contract with the government as interpreted by the Claims Court in the December Order.

On February 4, 2002, Coast Federal filed its appeal with the Court of Appeals seeking reversal of the December Order. Coast Federal maintains that it has a contractual right to a permanent, nonamortizing $299 million capital credit and that the government's breach of that right inflicted substantial damages that

Coast Federal will pursue in full on remand if the Court of Appeals accepts Coast Federal's view of the scope of its contractual rights. On March 19, 2002, the government filed its response to Coast Federal's appeal. In its response, the government alleges that (i) the Court of Appeals lacks jurisdiction over the appeal because, the government claims, Coast Federal failed to prosecute its remaining claim for damages after the December Order, thus rendering the appeal interlocutory and (ii) the Claims Court correctly held in its December Order that all of the goodwill acquired by Coast Federal in connection with its acquisition of Central was required to amortized over a 12.7 year period. Coast Federal will file its reply to the government's response by April 5, 2002. Thereafter, a three member panel of the Court of Appeals will establish a date to hear oral argument of the appeal. Following oral argument, the panel will take the appeal under submission pending its decision. Coast Federal is unable to predict when the panel will issue its decision.

If the Court of Appeals upholds the Claims Court's December Order and Coast Federal does not seek or does not obtain certiorari to the United States Supreme Court, no award of monetary damages will be made to Coast Federal, and therefore no payment from the Trust to certificateholders will be possible. If the Court of Appeals reverses the Claims Court's December Order, it is expected that the Litigation will be remanded to the Claims Court for further proceedings in accordance with the Court of Appeal's decision reversing the December Order.

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

As discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Proceedings Leading to Trial," Coast Federal filed an appeal to the Claims Court's ruling in the December Order. If the December Order is upheld on appeal and Coast Federal does not seek or does not obtain certiorari to the United States Supreme Court, no award of monetary damages will be made to Coast Federal, and therefore no payment from the Trust to certificateholders will be possible. If the Court of Appeals reverses the December Order, it is expected that the Litigation will be remanded to the Claims Court for further proceedings on damages in accordance with the Court of Appeals decision reversing the Order.

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

The courts in the Glendale Case, the CalFed Case, the LaSalle Talman Case, the Landmark Case, the Bluebonnet Case and the Glass Case declined to award damages under some or all of the plaintiffs' damage theories. No judge in any of the cases has made an award for lost profits damages, which was one of the primary theories of expectation damages for which Coast Federal initially sought recovery as described in the First Reports. In addition, no judge in any of the cases has made a significant award of damages for the cost of replacing capital (other than damages related to transaction costs), for which Coast Federal also initially sought recovery as described in the First Reports. Further, in only one of the seven cases in which a judgment has been entered after a trial on damages, Glendale Federal Bank v. United States, Claims Court Docket No.
90-772C (the "Glendale Case"), has an award been granted that is in excess of $40 million. The award in the Glendale Case has since been vacated on appeal and sent back to the Claims Court for further proceedings.

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

As of March 5, 2002, the amount remaining to be paid to the Firm under the Cap (less the $2 million payable solely out of the Commitment Amount) was approximately $0.3 million. On April 24, 2001, Mr. Rosenthal announced that he had left the Firm. As a result, pursuant to the terms of the Letter Agreement, the CPR Trust is not obligated to pay the contingent fee to the Firm in the amount of one percent (1%) of the Commitment Amount. However, the Litigation Trustees currently expect to enter into an agreement with the Firm, renamed Cooper & Kirk, pursuant to which the Firm will continue to represent Coast Federal in the Litigation.

The CPR Trust Agreement provides that as compensation the CPR Trust will pay each Litigation Trustee, during the term of his service as a Litigation Trustee, fees of $400,000 per year for five years (except that if the Litigation is sooner terminated, the remainder of such fees (but in no event with respect to a period longer than the remainder of such year plus two additional years) will be accelerated upon final resolution of the Litigation and receipt by Ahmanson of the Litigation Proceeds), plus reimbursement of all reasonable out-of-pocket expenses. If the services of the Litigation Trustees continue to be necessary after the initial five-year period or such receipt of Litigation Proceeds, the Litigation Trustees shall be entitled to a fee of $200 per hour until termination of the CPR Trust. The initial five-year period will end on February 13, 2003.

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

For the year ending December 31, 2002, Mr. Hunt elected to defer 100% of his 2002 compensation, Mr. Barritt elected to defer 85% of his 2002 compensation, and Mr. Martin and Mr. Raiden elected to defer 50% of their 2002 compensation. In addition, on December 18, 2001, the Trust adopted a resolution providing that no payments of deferred Litigation Trustee fees which become due and owing to a Litigation Trustee shall be distributed by the Trust until the Litigation Trustees, by a majority vote, determine to make such a payment.

SUMMARY FINANCIAL INFORMATION

The CPR Trust has no revenues. The Expense Fund is the CPR Trust's only source of funding for the payment of the expenses of its operations. Following is a statement that details the activity in the Expense Fund, and expenses that have been accrued but not yet paid for the years ended December 31, 2001 and 2000, as well as the balance of the Expense Fund that was available to cover future expenses as of December 31, 2001 and 2000.

                                                          For the Year Ended December 31,
                                                         ---------------------------------
                                                             2001                 2000
                                                         -----------          ------------
Expense Fund balance available for future
   expenses as of December 31, 1999                                           $ 9,665,808
Expense Fund balance available for future
   expenses as of December 31, 2000                      $ 4,312,873
Disbursements:
   Litigation Trustee fees                                  (983,333)          (1,216,667)
   Litigation and trust administration                      (260,000)            (260,000)
   Outside legal counsel and expert witness fees            (848,505)          (3,390,985)
   Premises and equipment                                    (52,709)             (51,600)
   Office and other expenses                                (116,753)            (149,978)
Accrued expenses:
   Deferred Litigation Trustee fees                         (600,000)            (400,000)
   Decrease (increase) in accrued Litigation
      Trustee fees                                           (16,667)              16,667
   Decrease in accrued outside legal and expert
      witness fees                                           154,000              327,000
   Decrease (increase) in other accrued expenses              12,000              (20,000)
   Increase in accrued interest on deferred
      Litigation Trustee fees                               (228,073)            (207,372)
                                                         -----------          -----------
      Expense Fund balance available
         for future expenses as of
         year end                                        $ 1,372,833          $ 4,312,873
                                                         ===========          ===========

In addition, approximately $3.7 million and $2.1 million of expense was accrued through December 31, 2001 and 2000, respectively, for interest payable to Ahmanson or its successor on disbursements from the Expense Fund. Payment of such accrued interest payable is contingent upon receipt of sufficient Litigation Proceeds. Expenses for "Litigation and trust administration" refer to fees paid to three individuals retained by the CPR Trust to provide litigation and trust administration support services.

Through December 31, 2001, approximately $2.3 million and $.59 million of expense was accrued, respectively, for deferred Litigation Trustee Fees and interest due and payable on such deferred fees. As discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of the Litigation," on December 18, 2001, the Trust adopted a resolution providing that no payments of deferred Litigation Trustee fees which become due and owing to a Litigation Trustee shall be distributed by the Trust until the Litigation Trustees, by a majority vote, determine to make such a payment.

As discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Proceedings Leading to Trial," the Litigation is presently before the Court of Appeals following a ruling in the Claims Court in favor of the government awarding no damages to Coast Federal. In the event that Coast Federal succeeds in its appeal before the Court of Appeals, the Litigation will be remanded to the Claims Court for further proceedings. Whether the funds remaining in the Expense Fund upon remand will be sufficient to successfully prosecute the Litigation to completion is uncertain. If such funds are not sufficient, the CPR Trust may issue additional CPR Certificates that represent pro rata interests in the assets of the CPR Trust in order to pay expenses, including expenses related to the Litigation. However, it may not be possible to obtain purchasers of the additional CPR Certificates and there is no assurance that the terms of any such purchases would be reasonable. In the event additional CPR Certificates are issued and existing CPR Certificate holders are not given the opportunity to purchase, or do not purchase, a pro rata amount in such issuance, such CPR Certificate holders' indirect interest in the Payment Amount will be diluted. The CPR Trust is also authorized to borrow additional funds for the sole purpose of funding expenses of the CPR Trust, including expenses of the Litigation, but only if such borrowings represent debt of the CPR Trust (and not ownership interests therein) for federal income tax purposes. It may not be possible for the CPR Trust to borrow funds and, if it is able to borrow funds, there can be no assurance as to the terms upon which such borrowings may be available.

CERTIFICATEHOLDER INQUIRIES

Certificateholder inquiries, including requests for the following: (i) change of address; (ii) replacement of lost stock certificates; (iii) Common Stock name registration changes; (iv) Quarterly Reports on Form 10-Q; (v) Annual Reports on Form 10-K; and (vii) information regarding stockholdings, should be directed to:

Deutche Bank
100 Plaza One, M.S. 3031
Jersey City, New Jersey 07310

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         Independent Auditors' Report


The Trustees
Coast Federal Litigation Contingent Payment Rights Trust:

We have audited the accompanying statements of financial condition of Coast Federal Litigation Contingent Payment Rights Trust (the "CPR Trust") as of December 31, 2001 and 2000, and the related statements of operations, changes in certificateholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the CPR Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the CPR Trust as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP

Los Angeles, California
March 13, 2002


                              [INSERT FINANCIALS]

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                       Statement of Financial Condition

                                                                   December 31,
                                                          -------------------------------
                                                              2001               2000
                                                          ------------       ------------
ASSETS
Cash in bank                                              $  4,771,756       $  6,951,030
Other assets                                                   238,439            438,958
                                                          ------------       ------------

     Total Assets                                         $  5,010,195       $  7,389,988
                                                          ============       ============

LIABILITIES AND CERTIFICATEHOLDERS' EQUITY
Expense fund                                              $ 19,884,294       $ 19,884,294
Deferred Litigation Trustee fees                             2,300,000          1,700,000
Other liabilities                                            4,800,826          3,087,397
                                                          ------------       ------------

     Total Liabilities                                      26,985,120         24,671,691
                                                          ------------       ------------
Certificateholders' Equity
     Certificates, no par value, 20,703,817
          authorized, issued and outstanding                         -                  -
     Accumulated deficit                                   (21,974,925)       (17,281,703)
                                                          ------------       ------------

          Total Certificateholders' Equity                 (21,974,925)       (17,281,703)
                                                          ------------       ------------

                                                          $  5,010,195       $  7,389,988
                                                          ============       ============


See accompanying notes to financial statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            Statement of Operations


                                                                           For the Year Ended December 31,
                                                              --------------------------------------------------------
                                                                  2001                  2000                  1999
                                                              ------------          ------------          ------------
REVENUE                                                       $          -          $          -          $          -
                                                              ------------          ------------          ------------

EXPENSES
Interest expense                                                (1,780,736)           (1,611,610)             (696,819)
Litigation Trustee fees                                         (1,600,000)           (1,600,000)           (1,600,000)
Legal fees                                                        (480,682)           (1,919,997)           (2,730,037)
Litigation and trust administration                               (260,000)             (260,000)             (268,594)
Litigation consulting - expert witnesses                          (213,822)           (1,143,988)           (1,535,627)
Insurance                                                         (201,054)             (201,115)             (201,177)
Premises and equipment                                             (52,709)              (51,600)              (53,449)
Other                                                             (104,219)             (169,382)             (208,797)
                                                              ------------          ------------          ------------

     Total Expenses                                             (4,693,222)           (6,957,692)           (7,294,500)
                                                              ------------          ------------          ------------
          Net Loss                                            $ (4,693,222)         $ (6,957,692)         $ (7,294,500)
                                                              ============          ============          ============

          Net Loss Per Certificate                            $      (0.23)         $      (0.34)         $      (0.35)
                                                              ============          ============          ============

See accompanying notes to financial statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
              Statement of Changes in Certificateholders' Equity

                                                                                           Total
                                                                  Accumulated       Certificateholders'
                                              Certificates          Deficit               Equity
                                              -------------      -------------      -------------------
Balance December 31, 1998                     $           -      $  (3,029,511)     $        (3,029,511)
                                              -------------      -------------      -------------------
Net loss for the year ended
   December 31, 1999                                      -         (7,294,500)              (7,294,500)
                                              -------------      -------------      -------------------
Balance December 31, 1999                                 -        (10,324,011)             (10,324,011)
                                              -------------      -------------      -------------------
Net loss for the year ended
   December 31, 2000                                      -         (6,957,692)              (6,957,692)
                                              -------------      -------------      -------------------
Balance December 31, 2000                                 -        (17,281,703)             (17,281,703)
                                              -------------      -------------      -------------------
Net loss for the year ended
   December 31, 2001                                      -         (4,693,222)              (4,693,222)
                                              -------------      -------------      -------------------
Balance December 31, 2001                     $           -      $ (21,974,925)     $       (21,974,925)
                                              =============      =============      ===================

See accompanying notes to financial statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            Statement of Cash Flows

                                                                            For the Year Ended December 31,
                                                                  -------------------------------------------------
                                                                      2001              2000               1999
                                                                  ------------      ------------       ------------
Cash flows from operating activities:
     Net loss                                                     $ (4,693,222)     $ (6,957,692)      $ (7,294,500)
                                                                  ------------      ------------       ------------
     Adjustments to reconcile net loss to cash
          used in operating activities:
          Decrease in other assets                                     200,519           200,519            200,519
          Increase in deferred Litigation
               Trustee fees                                            600,000           400,000            600,000
          Increase in other liabilities                              1,713,429         1,581,280          1,094,685
                                                                  ------------      ------------       ------------
               Total adjustments                                     2,513,948         2,181,799          1,895,204
                                                                  ------------      ------------       ------------

               Net cash used in operating activities                (2,179,274)       (4,775,893)        (5,399,296)
                                                                  ------------      ------------       ------------

     Net decrease in cash                                           (2,179,274)       (4,775,893)        (5,399,296)

Cash at beginning of period                                          6,951,030        11,726,923         17,126,219
                                                                  ------------      ------------       ------------

Cash at end of period                                             $  4,771,756      $  6,951,030       $ 11,726,923
                                                                  ============      ============       ============

Supplemental disclosure of cash flow information:

     Cash paid during the period for interest                     $          -      $          -       $          -
                                                                  ============      ============       ============

See accompanying notes to financial statements.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                         Notes to Financial Statements
                               December 31, 2001


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

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                   Notes to Financial Statements (Continued)
                               December 31, 2001


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

In connection with the Litigation, by order dated October 18, 2001, the United States Court of Federal Claims (the "Claims Court") entered judgment in favor of the government. On November 30, 2001, Coast Federal filed its appeal with the United States Court of Appeals for the Federal Circuit (the "Court of Appeals") seeking reversal of the Claims Court ruling. If the Court of Appeals upholds the Claims Court's judgment in favor of the government, and Coast Federal does not seek or does not obtain certiorari to the United States Supreme Court, no award of monetary damages will be made to Coast Federal, and therefore no monetary payment will be possible from the Trust to certificateholders. If the Court of Appeals reverses the Claims Court's judgment in favor of the government, it is expected that the Litigation will be remanded to the Claims Court for further proceedings in accordance with the Court of Appeal's decision reversing such judgment.

In the event that Coast Federal succeeds in its appeal before the Court of Appeals, the Litigation will be remanded to the Claims Court for further proceedings. Whether the funds remaining in the Expense Fund upon remand will be sufficient to successfully prosecute the Litigation to completion is uncertain. If such funds are not sufficient, the CPR Trust may issue additional CPR Certificates that represent pro rata interests in the assets of the CPR Trust in order to pay expenses, including expenses related to the Litigation. However, it may not be possible to obtain purchasers of the additional CPR Certificates and there is no assurance that the terms of any such purchases would be reasonable. In the event additional CPR Certificates are issued and existing CPR Certificate holders are not given the opportunity to purchase, or do not purchase, a pro rata amount in such issuance, such CPR Certificate holders' indirect interest in the proceeds of any settlement of the Litigation will be diluted. The CPR Trust is also authorized to borrow additional funds for the sole purpose of funding expenses of the CPR Trust, including expenses of the Litigation, but only if such borrowings represent debt of the CPR Trust (and not ownership interests therein) for federal income tax purposes. It may not be possible for the CPR Trust to borrow funds and, if it is able to borrow funds, there can be no assurance as to the terms upon which such borrowings may be available.

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

(B)   Other Assets

Other assets, as reported in the accompanying Statement of Financial Condition, consists primarily of a prepaid insurance premium, having an unamortized balance of $233,939 as of December 31, 2001, which covers the operations of the CPR Trust for the life of the CPR Trust. The initial premium totaled $1,002,596 and is being expensed over five years beginning in February 1998.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                   Notes to Financial Statements (Continued)
                               December 31, 2001


(C)   Expense Fund

The initial deposit into the Expense Fund (as described above) was determined as follows:

     Initial provision by Ahmanson                     $20,000,000
     Pre-acquisition expenditures(1) by Coast Federal      (76,759)
     Pre-acquisition expenditures(1) paid by CPR Trust     (38,947)
                                                        ----------
        Initial deposit into the Expense Fund          $19,884,294
                                                        ==========

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

(D)   Other Liabilities

Other liabilities, as reported in the accompanying Statement of Financial Condition, consisted of the following as of the dates indicated.

                                                      December 31,
                                                ------------------------
                                                   2001          2000
                                                ----------    ----------
     Accrued interest on deferred
          Litigation Trustee Fees(1)            $  588,560    $  360,487
     Accrued interest on Expense
          Fund disbursements(2)                  3,701,903     2,149,240
     Accrued expenses(3)                           510,363       577,670
                                                 ---------     ---------
                                                $4,800,826    $3,087,397
                                                 =========     =========

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

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                   Notes to Financial Statements (Continued)
                               December 31, 2001


(F)   Litigation Trustee Fees

The CPR Trust Agreement provides that as compensation the CPR Trust will pay each Litigation Trustee, during the term of his service as a Litigation Trustee, fees of $400,000 per year for five years (except that if the Litigation is sooner terminated, the remainder of such fees (but in no event with respect to a period longer than the remainder of such year plus two additional years) will be accelerated upon final resolution of the Litigation and receipt by Ahmanson of the Litigation Proceeds), plus reimbursement of all reasonable out-of-pocket expenses. If the services of the Litigation Trustees continue to be necessary after the initial five-year period or such receipt of Litigation Proceeds, the Litigation Trustees shall be entitled to a fee of $200 per hour until termination of the CPR Trust. Pursuant to the CPR Trust Agreement, each Litigation Trustee may, but is not obligated to, defer all or part of his compensation until 30 days after the earliest to occur of (i) the date on which he elected to defer such compensation, (ii) the date he ceases to be a Litigation Trustee, and (iii) the date of the receipt of the Commitment Amount in full by the CPR Trust. Any Litigation Trustee electing to so defer will receive the compensation he would have received plus an amount, calculated on a monthly basis during the period of deferral (and included in the amount deferred), equal to the product of the monthly balance of the amount deferred and an annual rate equal to the Reference Rate, as defined in the CPR Trust Agreement, plus 250 basis points. For the year ending December 31, 2001, Messrs. Martin, Hunt and Raiden elected to defer one-half of their 2001 compensation; for the year ending December 31, 2000, Messrs. Martin and Raiden elected to defer one-half of their 2000 compensation; and for the year ending December 31, 1999, Messrs. Martin, Hunt and Raiden elected to defer one-half of their 1999 compensation.

(G)   Contingent Liabilities

The CPR Trust has no legal actions pending against it.

(H)   Leases

The CPR Trust has entered into an operating lease agreement for office space expiring in February 2003. Future minimum lease payments for the operating lease as of December 31, 2000, were as follows:

     Year ending December 31,

          2002             $51,600
          2003               8,600
                           -------
                           $60,200
                           =======

The CPR Trust incurred lease expenses of $51,600 each for the years ended December 31, 2001, 2000 and 1999.

           COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                   Notes to Financial Statements (Continued)
                               December 31, 2001


(I)  Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly statements of operations for the years ended December 31, 2001, 2000 and 1999.


                                                  Quarter Ended
                             -------------------------------------------------------  Year Ended
                             March 31,     June 30,      September 30,  December 31,  December 31,
                             2001          2001          2001           2001          2001
                             ------------  ------------  -------------  ------------  ------------
Net loss                     $(1,284,370)  $(1,172,657)  $(1,225,801)   $(1,010,394)  $(4,693,222)
Net loss per certificate            (.06)         (.06)         (.06)          (.05)         (.23)

                                                  Quarter Ended
                             -------------------------------------------------------  Year Ended
                             March 31,     June 30,      September 30,  December 31,  December 31,
                             2000          2000          2000           2000          2000
                             ------------  ------------  -------------  ------------  ------------
Net loss                     $(1,606,283)  $(1,533,739)  $(1,721,906)   $(2,095,764)  $(6,957,692)
Net loss per certificate            (.08)         (.07)         (.08)          (.10)         (.34)

                                                  Quarter Ended
                             -------------------------------------------------------  Year Ended
                             March 31,     June 30,      September 30,  December 31,  December 31,
                             1999          1999          1999           1999          1999
                             ------------  ------------  -------------  ------------  -------------
Net loss                     $(1,343,237)  $(2,199,387)  $(2,234,609)   $(1,517,267)  $(7,294,500)
Net loss per certificate           (0.06)        (0.11)        (0.11)         (0.07)        (0.35)

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

Following is a table which indicates as of March 5, 2002, the amount and percent of beneficial ownership of the CPR Certificates for each Litigation Trustee and all Litigation Trustees as a group. Each individual has sole voting and sole investment power with respect to the number of CPR Certificates set forth opposite his name.

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

Pursuant to the CPR Trust Agreement, each of the Litigation Trustees is obligated, as a condition of his continuation as a Litigation Trustee, to retain not less than 50% of the CPR Certificates held by him as of the date of the Merger, February 13, 1998, until the Litigation Proceeds are received by Ahmanson or its successor. Transfers by a Litigation Trustee to his family members or to any trust created for the benefit of his family shall be included in such 50% calculation for so long as those transferees retain the CPR

Certificates. As of February 13, 1998, Mr. Martin held 135,375 CPR Certificates, Mr. Hunt held 76,353 CPR Certificates, Mr. Raiden held 42,772 CPR Certificates, and Mr. Barritt held 17,561 CPR Certificates. As of March 5, 2002, the only Trustee to have transferred any CPR Certificates is Mr. Raiden, who transferred 28,000 CPR Certificates to family members in December of 1999.

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

(b) Form 8-K

During the quarter ended December 31, 2001, the following reports on Form 8-K were filed by the registrant:


      1. October 3, 2001, Item 5, Other Events. Press release regarding filing of motion for reconsideration.

      2. October 29, 2001, Item 5, Other Events. Press release regarding Claims Court entry of judgment for government.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 2002.

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST


By: /s/ Ray Martin
    --------------
    Ray Martin
    Litigation Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of March 2002.

/s/ Ray Martin
--------------
Ray Martin
Litigation Trustee

/s/ Robert L. Hunt II
---------------------
Robert L. Hunt II
Litigation Trustee

/s/ Norman H. Raiden
--------------------
Norman H. Raiden
Litigation Trustee

/s/ James F. Barritt
--------------------
James F. Barritt
Litigation Trustee