Form 10-Q
period 2002-03-31
COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
filed 2002-05-14
CIK 1052801

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002
        OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

                        Commission file number 333-44155
                        ---------------------------------
            COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      13-7140975
- ---------------------------------                  -------------------
(State or other jurisdiction of                      (I.R.S. Employer
Incorporation or organization)                     Identification No.)

E.A. Delle Donne Corporate Center, Montgomery Building, 1011 Centre Road,
Wilmington, Delaware                                         19805-1266
--------------------------------------------------------------------------
Address of principal executive offices)                    (Zip Code)

                                 (302) 636-3300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of May 7, 2002 the registrant had 20,703,817 Contingent Payment Rights Certificates, no par value, outstanding.

PART I  FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS


            COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                   Unaudited Statement of Financial Condition


                                                             March 31,    December 31,
ASSETS                                                         2002          2001
                                                          -------------   -------------
Cash in bank                                              $  4,443,399    $  4,771,756
Other assets                                                   188,309         238,439
                                                          -------------   -------------

     Total Assets                                         $  4,631,708    $  5,010,195
                                                          =============   =============

LIABILITIES AND CERTIFICATEHOLDERS' EQUITY
Expense fund                                              $ 19,884,294    $ 19,884,294
Deferred litigation trustee fees                             2,585,000       2,300,000
Other liabilities                                            5,182,639       4,800,826
                                                          -------------   -------------

     Total Liabilities                                      27,651,933      26,985,120
                                                          -------------   -------------
Certificateholders' Equity
     Certificates, no par value, 20,703,817 authorized,
          issued and outstanding                                    --              --
     Accumulated deficit                                   (23,020,225)    (21,974,925)
                                                          -------------   -------------

          Total Certificateholders' Equity                 (23,020,225)    (21,974,925)
                                                          -------------   -------------

                                                          $  4,631,708    $  5,010,195
                                                          =============   =============


See accompanying Notes to Unaudited Financial Statements.

            COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                        Unaudited Statement of Operations

                                                Three Months Ended March 31,
                                              -------------------------------
                                                    2002               2001
                                              ------------      -------------
REVENUE                                       $         -        $         -
                                              ------------      -------------
EXPENSES
Litigation trustee fees                          (400,000)          (400,000)
Legal fees                                        (96,068)          (177,374)
Litigation consulting - expert witnesses                -            (55,305)
Litigation and trust administration               (65,000)           (65,000)
Interest expense                                 (400,391)          (485,530)
Premises and equipment                            (12,900)           (12,900)
Insurance                                         (50,705)           (50,665)
Other                                             (20,236)           (37,596)
                                              ------------      -------------

     Total Expenses                            (1,045,300)        (1,284,370)
                                              ------------      -------------
          Net Loss                            $(1,045,300)       $(1,284,370)
                                              ============      =============
          Net Loss Per Certificate            $     (0.05)       $     (0.06)
                                              ============      =============


See accompanying Notes to Unaudited Financial Statements.

            COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                        Unaudited Statement of Cash Flows


                                                                      Three Months Ended March 31,
                                                                ----------------------------------
                                                                      2002              2001
                                                                ---------------   ----------------
Cash flows from operating activities:
     Net loss                                                   $ (1,045,300)        $ (1,284,370)
                                                                ---------------   ----------------
     Adjustments to reconcile net loss to cash used in
          operating activities:
          Decrease in other assets                                    50,130               50,130
          Increase in deferred litigation trustee fees               285,000              150,000
          Increase in other liabilities                              381,813              349,869
                                                                 --------------    ---------------
               Total adjustments                                     716,943              549,999
                                                                 --------------    ---------------
               Net cash used in operating activities                (328,357)            (734,371)

Cash at beginning of period                                        4,771,756            6,951,030
                                                                 --------------    ---------------
Cash at end of period                                            $ 4,443,399          $ 6,216,659
                                                                 ==============    ===============
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                    $         -          $         -
                                                                 ==============    ===============


See accompanying Notes to Unaudited Financial Statements.

            COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                     Notes to Unaudited Financial Statements
                                 March 31, 2002

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

The unaudited financial statements of the CPR Trust included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Litigation Trustees, necessary to present a fair statement of the results for the interim periods indicated. The Litigation Trustees are the four senior executives of Coast with knowledge of the facts underlying the Litigation, which were retained by the CPR Trust as "Litigation Trustees." Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the CPR Trust's annual report on Form 10-K for the year ended December 31, 2001.

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

In an order dated December 28, 2000 (the "December 2000 Order"), Judge Hewitt issued a ruling on the government's motion and Coast Federal's cross-motion for summary judgment. The Claims Court held in part for the government, ruling that
(i) Coast Federal's capital credit in the amount of $299 million was not a permanent addition to Coast Federal's regulatory capital and was to have been amortized over a period of 12.7 years, and (ii) Coast Federal may not claim increased deposit costs as "wounded bank" damages. Its also held in part for Coast Federal, ruling that (i) Coast Federal's expectancy damages were not unforeseeable, and (ii) Coast Federal is not barred from recovering expectancy damages because of a failure to mitigate.

On January 16, 2001, the government filed a motion for reconsideration and clarification of the December 2000 Order. The government requested (i) a final ruling from Judge Hewitt that the "level yield" method of amortization governed the amortization of Coast Federal's capital credit, (ii) reconsideration of Judge Hewitt's denial of summary judgment concerning Coast Federal's lost profits claims in light of the Judge's other rulings and analysis, and (iii) reconsideration of the Order's forseeability holding because it was based upon alleged mistakes of fact and errors of law. By a ruling dated February 5, 2001, Judge Hewitt denied the government's motion for reconsideration.

On January 17, 2001, Coast Federal filed a motion with Judge Hewitt requesting that Judge Hewitt certify for interlocutory appeal that portion of her December 2000 Order that granted partial summary judgment to the government as to the duration of Coast Federal's capital credit. Coast Federal sought to appeal Judge Hewitt's conclusion that Coast Federal's capital credit did not constitute a permanent credit to its regulatory capital as well as Judge

Hewitt's subsequent determination that the capital credit is required to be amortized over 12.7 years rather than 25 years. Coast Federal's motion also requested that all proceedings in the Litigation be stayed pending resolution of the requested appeal. By a ruling dated February 6, 2001, Judge Hewitt granted Coast Federal's motion and also stayed all proceedings in the Litigation in the Claims Court.

On February 16, 2001, Coast Federal filed a petition with the United States Court of Appeals for the Federal Circuit (the "Court of Appeals") to hear Coast Federal's appeal of the December 2000 Order (the "Appeal"), and on February 26, 2001, the government filed an opposition to the petition. By an order dated April 16, 2001, the Court of Appeals declined to hear the Appeal at that time, and the Litigation returned to the Claims Court for further proceedings. By order dated May 4, 2001, Judge Hewitt directed Coast Federal to submit revised expert reports with the Claims Court by July 1, 2001, that reflect the effects of the December 2000 on Coast Federal's damages claims.

On June 19, 2001, Coast Federal filed a Second Expert Report with the Court of Claims (the "Second Report"). The Second Report calculates the damages suffered by Coast Federal from the breach of its capital credit contract as $53.2 million, if that capital credit is amortized as required by the December 2000 (the "New Damage Claims"). As described in the Second Report, the New Damage Claims reflect the actual costs to Coast Federal of two debt issuance transactions in 1992 and 1993 which Coast Federal would not have undertaken but for the government's breach.

On August 9, 2001, the government filed a Motion for Summary Judgment with regard to Plaintiff's New Damage Claims disputing the damages set forth in the Second Report.

On October 2, 2001, Coast Federal filed a motion for reconsideration of the Claims Court's December 2000 Order holding that Coast Federal's capital credit in the amount of $299 million was not a permanent addition to Coast Federal's regulatory capital and was to have been amortized over a period of 12.7 years. In its motion, Coast Federal stated that it would not be able to prove damages from the government's breach of Coast Federal's contractual right to a capital credit if that right was limited as contemplated by the December 2000 Order. Coast Federal's motion further stated that it understood and contemplated that, if the Claims Court did not reconsider the December 2000 Order, the Claims Court would enter a final judgment awarding no damages to Coast Federal, and that Coast Federal would appeal that judgment for purposes of seeking appellate review of the December Order.

By order dated October 18, 2001, the Claims Court entered judgment in favor of the government. The Claims Court ruled that no further proceedings in the Claims Court were necessary or appropriate in light of Coast Federal's statement that Coast Federal could not prove damages under its contract with the government as interpreted by the Claims Court in the December 2000 Order.

On February 4, 2002, Coast Federal filed its appeal with the Court of Appeals seeking reversal of the December 2000 Order. Coast Federal maintains that it has a contractual right to a permanent, nonamortizing $299 million capital credit and that the government's breach of that right inflicted substantial damages that Coast Federal will pursue in full on remand if the Court of Appeals accepts Coast Federal's view of the scope of its contractual rights. On March 19, 2002, the government filed its response to Coast Federal's appeal. In its response, the government alleges that (i) the Court of Appeals lacks jurisdiction over the appeal because, the government claims, Coast Federal failed to prosecute its remaining claim for damages after the December 2000 Order, thus rendering the appeal interlocutory and (ii) the Claims Court correctly held in its December 2000 Order that all of the goodwill acquired by Coast Federal in connection with its acquisition of Central was required to be amortized over a 12.7 year period. Coast Federal filed its reply to the government's response on April 5, 2002. A three member panel of the Court of Appeals will establish a date to hear oral argument of the appeal. Following oral argument, the panel will take the appeal under submission pending its decision. Coast Federal is unable to predict when the panel will issue its decision.

If the Court of Appeals upholds the Claims Court's December 2000 Order and Coast Federal does not seek or does not obtain certiorari to the United States Supreme Court, no award of monetary damages will be made to Coast Federal, and therefore no payment from the Trust to certificateholders will be possible. If the Court of Appeals reverses the Claims Court's December 2000 Order, it is expected that the Litigation will be remanded to the Claims Court for further proceedings in accordance with the Court of Appeal's decision reversing the December 2000 Order.

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

As discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Proceedings Leading to Trial," on December 28, 2000, the Claims Court issued its December 2000 Order with respect to the government's motion and Coast Federal's cross-motion for summary judgment. In the December 2000 Order, the Claims Court largely accepted the government's contention with respect to the capital credit in ruling that the capital credit was not a permanent addition to Coast Federal's regulatory capital and was required to be amortized over 12.7 years. Also as described above, on October 18, 2001, the Claims Court entered judgment in favor of the government and awarded no damages to Coast Federal in light of Coast Federal's statement that Coast Federal would not be able to prove damages if its contract with the government is as interpreted by the Claims Court in the December 2000 Order.

As discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Proceedings Leading to Trial," Coast Federal filed an appeal to the Claims Court's ruling in the December 2000 Order. If the December 2000 Order is upheld on appeal and Coast Federal does not seek or does not obtain certiorari to the United States Supreme Court, no award of monetary damages will be made to Coast Federal, and therefore no payment from the Trust to certificateholders will be possible. If the Court of Appeals reverses the December 2000 Order, it is expected that the Litigation will be remanded to the Claims Court for further proceedings on damages in accordance with the Court of Appeals decision reversing the December 2000 Order.

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

The Litigation Trustees entered into a letter agreement, dated February 13, 1998 (the "Letter Agreement"), with the law firm of Cooper, Carvin & Rosenthal, PLLC (the "Firm"). In the Letter Agreement the Firm agreed that it would not bill Coast Federal or the CPR Trust for any fees incurred subsequent to September 1, 1997, in excess of $7,650,000 (the "Cap"). The Firm further agreed that up to $2 million of the Cap, i.e., any amounts over $5,650,000, would only be payable to the Firm out of the Commitment Amount, if any, when received by the CPR Trust from Ahmanson. In consideration of these limitations on the Firm's customary charges for professional services, the Letter Agreement provided that the CPR Trust would pay to the Firm, in addition to fees up to the amount of the Cap, a contingent incentive fee in the amount of one percent (1%) of the Commitment Amount, provided that no such incentive fee would be payable in the event (1) that both Charles J. Cooper and Steven S. Rosenthal ceased to be partners of the Firm prior to a final decision, including appeals, or other final resolution of the Litigation, or (2) that either Mr. Cooper or Mr. Rosenthal ceased to be a partner of the Firm prior to a final decision, including any appeals, or other final resolution of the Litigation, other than by death, disability, or appointment to federal office. As of May 7, 2002, the amount remaining to be paid to the Firm under the Cap (less the $2 million payable solely out of the Commitment Amount) was approximately $.22 million.

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

Following is a statement that details the activity in the Expense Fund (the balance of which was $4,443,399 as of March 31, 2002) and expenses that have been accrued but not yet paid for the three months ended March 31, 2002, as well as the balance of the Expense Fund that was available to cover future expenses as of March 31, 2002.

                                                              For the Three
                                                               Months Ended
                                                             March 31, 2002
                                                             --------------
Expense Fund balance available for future
   expenses as of December 31, 2001                              $1,372,833
Disbursements:
   Litigation Trustee fees                                         (160,000)
   Litigation and trust administration                              (65,000)
   Outside legal counsel and expert witness fees                    (80,068)
   Premises and equipment                                           (12,900)
   Office and other expenses                                        (28,811)
Accrued expenses:
   Deferred Litigation Trustee fees                                (285,000)
   Decrease in accrual for Litigation Trustee fees                   45,000
   Increase in accrual for outside legal counsel
      and expert witness fees                                       (16,000)
   Decrease in other accrued expenses                                 8,000
   Accrued interest on deferred Litigation
      Trustee fees                                                  (56,130)
                                                                  ---------

      Expense Fund balance available
         for future expenses as of
         March 31, 2002                                          $  721,924
                                                                  =========

In addition, approximately $4.0 million of expense was accrued through March 31, 2002, for interest payable to Ahmanson or its successor on disbursements from the Expense Fund. The CPR Trust's obligation to pay such accrued interest is contingent upon receipt of sufficient Litigation Proceeds. Expenses for "Litigation and trust administration" refer to fees paid to three individuals retained by the CPR Trust to provide litigation and trust administration support services.

Through March 31, 2002, approximately $2.6 million and $.64 million of expense was accrued, respectively, for deferred Litigation Trustee fees and interest due and payable on such deferred fees. On December 18, 2001, the Litigation Trustees adopted a resolution providing that no payments of deferred Litigation Trustee fees which become due and owing to a Litigation Trustee shall be distributed by the CPR Trust until the Litigation Trustees, by a majority vote, determine to make such a payment.

As discussed above under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Proceedings Leading to Trial," the Litigation is presently before the Court of Appeals following a ruling in the Claims Court in favor of the government awarding no damages to Coast Federal. In the event that Coast Federal succeeds in its appeal before the Court of Appeals, the Litigation will be remanded to the Claims Court for further proceedings. Whether the funds remaining in the Expense Fund upon remand will be sufficient to successfully prosecute the Litigation to completion is uncertain. If such funds are not sufficient, the CPR Trust may issue additional CPR Certificates that represent pro rata interests in the assets of the CPR Trust in order to pay expenses, including expenses related to the Litigation. However, it may not be possible to obtain purchasers of additional CPR Certificates and there is no assurance that the terms of any such purchases would be reasonable. In the event additional CPR Certificates are issued and existing CPR Certificateholders are not given the opportunity to purchase, or do not purchase, a pro rata amount in such issuance, such CPR Certificateholders' indirect interest in the Payment Amount will be diluted. The CPR Trust is also authorized to borrow additional funds for the sole purpose of funding expenses of the CPR Trust, including expenses of the Litigation, but only if such borrowings represent debt of the CPR Trust (and not ownership interests therein) for federal income tax purposes. It may not be possible for the CPR Trust to borrow funds and, if it is able to borrow funds, there can be no assurance as to the terms upon which such borrowings may be available.

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

(a)    Exhibits

     None

(b)    Reports on Form 8-K

During the quarter for which this report is filed, the following reports on Form 8-K were filed by the registrant:

       1. February 7, 2002, Item 5, Other Events. Press release announcing filing of Appellate brief.

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

Dated: May 14, 2002