Form 10-Q
period 2002-06-30
COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
filed 2002-08-13
CIK 1052801

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2002 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 333-44155

COAST FEDERAL LITIGATION CONTINGENT
PAYMENT RIGHTS TRUST
(Exact name of registrant as specified in its charter)

DELAWARE	13-7140975
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

E.A. Delle Donne Corporate Center, Montgomery Building, 1011 Centre Road, Wilmington, Delaware	19805-1266
(Address of principal executive offices)	(Zip Code)

(302) 636-3300
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of August 5, 2002 the registrant had 20,703,817 Contingent Payment Rights Certificates, no par value, outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
Unaudited Statement of Financial Condition

	June 30, 2002	December 31, 2001

ASSETS
Cash in bank	$4,156,468	$4,771,756
Other assets	138,180	238,439

Total Assets	$4,294,648	$5,010,195

LIABILITIES AND CERTIFICATEHOLDERS’ EQUITY
Expense fund	$19,884,294	$19,884,294
Deferred litigation trustee fees	2,870,000	2,300,000
Other liabilities	5,582,599	4,800,826

Total Liabilities	28,336,893	26,985,120

Certificateholders’ Equity
Certificates, no par value, 20,703,817 authorized, issued and outstanding	—	—
Accumulated deficit	(24,042,245)	(21,974,925)

Total Certificateholders’ Equity	(24,042,245)	(21,974,925)

	$4,294,648	$5,010,195

See accompanying Notes to Unaudited Financial Statements.

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
Unaudited Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUE	$—	$—	$—	$—

EXPENSES
Litigation trustee fees	(400,000)	(400,000)	(800,000)	(800,000)
Legal fees	(52,990)	(91,263)	(149,058)	(268,637)
Litigation consulting—expert witnesses	—	(77,370)	—	(132,675)
Litigation and trust administration	(65,000)	(65,000)	(130,000)	(13,000)
Interest expense	(418,306)	(451,391)	(818,697)	(936,921)
Premises and equipment	(12,900)	(12,900)	(25,800)	(25,800)
Insurance	(50,130)	(50,130)	(100,835)	(100,795)
Other	(22,694)	(24,603)	(42,930)	(62,199)

Total Expenses	(1,022,020)	(1,172,657)	(2,067,320)	(2,457,027)

Net Loss	$(1,022,020)	$(1,172,657)	$(2,067,320)	$(2,457,027)

Net Loss Per Certificate	$(0.05)	$(0.06)	$(0.10)	$(0.12)

See accompanying Notes to Unaudited Financial Statements.

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
Unaudited Statement of Cash Flows

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(2,067,320)	$(2,457,027)

Adjustments to reconcile net loss to cash used in operating activities:
Decrease in other assets	100,259	100,259
Increase in deferred litigation trustee fees	570,000	300,000
Increase in other liabilities	781,773	869,959

Total adjustments	1,452,032	1,270,218

Net cash used in operating activities	(615,288)	(1,186,809)

Net decrease in cash	(615,288)	(1,186,809)
Cash at beginning of period	4,771,756	6,951,030

Cash at end of period	$4,156,468	$5,764,221

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$-—

See accompanying Notes to Unaudited Financial Statements.

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2002

The Coast Federal Litigation Contingent Payment Rights Trust (the “CPR Trust”) is a statutory business trust created under Delaware law on January 8, 1998. The CPR Trust was created by Coast Savings Financial, Inc. (“Coast”) in connection with its merger, effected on February 13, 1998, with and into H. F. Ahmanson & Co. For a further description of the CPR Trust, see Item 2 herein, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General.”

The unaudited financial statements of the CPR Trust included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Litigation Trustees, necessary to present a fair statement of the results for the interim periods indicated. The Litigation Trustees are the four senior executives of Coast with knowledge of the facts underlying the Litigation, which were retained by the CPR Trust as “Litigation Trustees.” Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the CPR Trust’s annual report on Form 10-K for the year ended December 31, 2001.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Registration Statement on Form S-1 with respect to the CPR Certificates referred to herein filed by Coast Savings Financial, Inc. (“Coast”) with, and declared effective by, the Securities and Exchange Commission (the “SEC”) on January 13, 1998 (SEC File Number 333-44155).

GENERAL

The Coast Federal Litigation Contingent Payment Rights Trust (the “CPR Trust”)is a statutory business trust created under Delaware law on January 8, 1998. The CPR Trust was created by Coast in connection with its merger, effected on February 13, 1998 (the “Merger”), with and into H. F. Ahmanson & Co. (“Ahmanson”), for the purpose of holding the Commitment Agreement entered into by Ahmanson and the CPR Trust, dated as of February 13, 1998 (the “Commitment”). The Commitment represents Ahmanson’s obligation to pay to the CPR Trust an amount equal to any net after-tax proceeds, as more particularly defined in the CPR Trust Agreement referred to below (the “Commitment Amount”), that may be received by Coast’s wholly-owned subsidiary, Coast Federal Bank, FSB (“Coast Federal”) (or its successor), from Coast Federal’s regulatory capital litigation claims against the United States government in the case entitled Coast Federal Bank, FSB v. United States, No. 92-466C (Cl. Ct. filed July 9, 1992) (the “Litigation”). Subsequent to the merger, Ahmanson merged Coast Federal with and into Ahmanson’s wholly-owned subsidiary, Home Savings of America, FSB (“Home Savings”), with Home Savings being the successor institution. Ahmanson merged into Washington Mutual, Inc. (“WAMU”) on October 3, 1998, and Home Savings was thereafter merged into WAMU’s wholly-owned subsidiary, Washington Mutual Bank, F.A. (“Washington Mutual”).

The governing instrument of the CPR Trust is the Amended and Restated Declaration of Trust, dated as of February 13, 1998 (the “CPR Trust Agreement”), entered into among Coast, the Litigation Trustees, Bankers Trust Company (the “Institutional Trustee”) and Bankers Trust (Delaware) (the “Delaware Trustee”). Pursuant to the CPR Trust Agreement, the four senior executives of Coast with knowledge of the facts underlying the Litigation were appointed as “Litigation Trustees” of the CPR Trust, and were given full authority to make all decisions on behalf of Coast Federal (and its successors) with respect to the prosecution and resolution of the Litigation.

The assets of the CPR Trust consist solely of the Commitment and the right to draw on amounts in the Expense Fund for purposes of funding expenses of the CPR Trust, including expenses of the Litigation, fees and expenses of the Litigation Trustees and all administrative expenses. Under the CPR Trust Agreement, Ahmanson agreed to provide the sum of $19,884,294 (which is equal to $20 million less expenses related to the Litigation incurred by Coast Federal between September 1, 1997 and February 13, 1998) (the “Expense Fund”) to fund the Litigation and other expenses of the CPR Trust, which amount is to be reimbursed to Ahmanson from any proceeds of the Litigation, including any amounts received in settlement of the Litigation, prior to the payment of any amounts to holders of the Contingent Payment Rights Certificates (the “CPR Certificates”). The Expense Fund is on deposit in a non-interest bearing demand deposit account in the name of the CPR Trust at Washington Mutual.

Within 60 days of the receipt of any Commitment Amount, the CPR Trust is required under the CPR Trust Agreement to pay such amounts (other than $10 million or such greater amount as the Litigation Trustees reasonably determine may be reasonably likely to be required to pay additional expenses or to satisfy the CPR Trust’s indemnification obligations (the “Retained Amount”)) less the amount of any accrued but unpaid expenses payable by the CPR Trust but not covered by the Expense Fund, to the holders of the CPR Certificates as of a record date to be set by the Litigation Trustees. The Retained Amount will be retained for a period of two years, or such longer period as the Litigation Trustees reasonably determine may be required.

THE LITIGATION

The following description of the Litigation does not purport to be a complete description of the legal and factual issues presented, the court opinions rendered or the relevant law, and the description is in all respects qualified by reference to the documents filed in the Litigation, such opinions and the relevant law.

On July 9, 1992, Coast Federal commenced litigation entitled Coast Federal Bank, Federal Savings Bank v. United States, Civil Action Number 92-466C, against the United States in the U.S. Claims Court (now the U.S. Court of Federal Claims, hereinafter, the “Claims Court”) alleging that the United States is in breach of a contract with Coast Federal and has unlawfully taken Coast Federal’s property without just compensation or due process of law in violation of the U.S. Constitution.

As further described below, Coast Federal’s claims arose from changes with respect to the rules for computing Coast Federal’s regulatory capital that were mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and certain regulations promulgated thereunder.

On April 10, 1987, Coast Federal acquired substantially all of the assets and liabilities of Central Savings and Loan Association (“Central”) from the Federal Savings and Loan Insurance Corporation (the “FSLIC”) in a supervisory transaction (the “Acquisition”) that Coast Federal alleges was induced and arranged by the FSLIC and the Federal Home Loan Bank Board (“FHLBB”). As part of the Acquisition, Coast Federal entered into a contract with the FSLIC (the “Assistance Agreement”) under which the FSLIC made a cash contribution to Coast Federal in the amount of $298.3 million (the “Capital Credit”). In the Litigation, Coast Federal alleges that the Assistance Agreement and certain resolutions and a forbearance letter issued by the FHLBB in connection with the Assistance Agreement each expressly provided that the Capital Credit was to be treated as a permanent addition to Coast Federal’s regulatory capital. Coast Federal further alleges that such treatment of the Capital Credit for regulatory capital purposes was essential to inducing Coast Federal to consummate the Acquisition.

Pursuant to FIRREA, which became effective on August 9, 1989, the FSLIC and the FHLBB were eliminated and were replaced as the regulators of federally insured savings institutions by the Office of Thrift Supervision (the “OTS”). In regulations implementing FIRREA (the “Capital Regulations”) and subsequent actions, the OTS took the position that the Capital Credit should be classified as supervisory goodwill, as defined in the Capital Regulations, which action resulted in an immediate exclusion of the Capital Credit from one of the three measures of Coast Federal’s regulatory capital, and effected a five-year phase-out of the Capital Credit from such inclusion in the other two measures.

Coast Federal alleges that FIRREA and the Capital Regulations constituted a breach by the United States of its contractual commitment regarding the regulatory capital treatment of the Capital Credit and an unlawful taking of Coast Federal’s property rights in the Capital Credit. Coast Federal seeks damages for this breach of the contract by the United States.

SIMILAR LITIGATION

The Litigation is one of a number of cases filed against the federal government in the Claims Court involving acquisitions of failed or distressed savings institutions and alleging that the changes in regulatory capital calculations brought about by FIRREA and the Capital Regulations constitute a breach of the contract between the acquiring party and the federal government. For purposes of the administration of such claims, the Claims Court bifurcated the trial proceedings in the first three of such cases to be heard by it (Winstar Corporation, et al. v. United States, Docket No. 90-8C; Statesman Savings Holding Corp., et al. v. United States, Docket No. 90-773C (the “Statesman Case”); and Glendale Federal Bank v. United States, Docket No. 90-772C (the “Glendale Case”)(which cases are collectively referred to herein as the “Related Cases”). In July 1992, the Claims Court ruled in favor of the plaintiffs in the Related Cases on the initial question of liability, finding in each case that the plaintiff had a contract as alleged with the federal government and that the federal government is in breach of that contract as a result of the enactment of FIRREA and the issuance of the Capital Regulations thereunder. The decision of the Claims Court on liability was appealed by the federal government. After extended appellate proceedings, culminating in an appeal to the Supreme Court, the Supreme Court ruled in favor of the plaintiffs in the Related Cases in United States v. Winstar Corp., et al., 518 U.S. 839 (1996) (the “Winstar Case”).

LIABILITY

The Claims Court stayed proceedings in each of the other cases against the federal government, including the Litigation, pending the outcome of the liability phase of the Related Cases. After the Supreme Court’s decision in the Winstar Case in July of 1996, the stay was lifted and Coast reinstated its motion for partial summary judgment as to the federal government’s liability,which motion had been pending since March of 1993. On February 20, 1998, the United States filed its response to Coast Federal’s motion. In its response, the Government stated that “at this point, entry of an order regarding the Government’s liability would be appropriate. We believe that such an order should reflect the Government’s concession that a contract existed with respect to Coast’s claim for a capital credit to its net worth, and that the Government acted inconsistently with the contract.” On March 23, 1998, Judge Smith entered an order in the Litigation granting Coast Federal’s motion for partial summary judgment as to liability with respect to Coast Federal’s claim for a capital credit to its net worth.

PROCEEDINGS LEADING TO TRIAL

To manage the numerous cases against the federal government involving the calculation of regulatory capital as a result of the adoption of FIRREA (all such cases being referred to herein as the “Regulatory Capital Cases”), twelve of such cases were designated as priority cases (the “Priority Cases”) that would be the first cases to go to trial following the trial on damages in the Glendale Case. The Litigation was included among the first group of thirty cases (the “First Group of Thirty Cases”) scheduled to go to trial following the completion of trial in the Priority Cases.

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

Pursuant to an Order dated July 31, 2000, the Litigation was reassigned from now Senior Judge Smith to Judge Emily C. Hewitt.

On August 23, 2000, the government filed with the Claims Court a motion seeking summary judgment denying the damage claims asserted by Coast Federal. The government sought a summary judgment holding that (i) Coast Federal’s expectancy damages claims are too remote, speculative, uncertain and unforeseeable as a matter of law, (ii) Coast Federal is barred from recovering expectancy damages in any event because it failed to mitigate its damages, and (iii) Coast Federal has overstated the amount of contractual regulatory capital taken from it as a result of FIRREA because such capital was effectively required under generally accepted accounting principles to be amortized over a period no greater than 12.7 years and was not a permanent addition to Coast Federal’s regulatory capital. On September 13, 2000, Coast Federal filed an opposition and cross-motion for partial summary judgment with the Claims Court that asked the Claims Court to reject the government’s motion for summary judgment and requested that the Claims Court enter partial summary judgment for Coast Federal that (i) the capital credit received by Coast Federal was a permanent addition to Coast Federal’s regulatory capital, and (ii) the damages suffered by Coast Federal from the government’s breach of contract were foreseeable.

In an order dated December 28, 2000 (the “December 2000 Order”), Judge Hewitt issued a ruling on the government’s motion and Coast Federal’s cross-motion for summary judgment. The Claims Court held in part for the government, ruling that (i) Coast Federal’s capital credit in the amount of $299 million was not a permanent addition to Coast Federal’s regulatory capital and was to have been amortized over a period of 12.7 years, and (ii) Coast Federal may not claim increased deposit costs as “wounded bank” damages. Its also held in part for Coast Federal, ruling that (i) Coast Federal’s expectancy damages were not unforeseeable, and (ii) Coast Federal is not barred from recovering expectancy damages because of a failure to mitigate.

On January 16, 2001, the government filed a motion for reconsideration and clarification of the December 2000 Order. The government requested (i) a final ruling from Judge Hewitt that the “level yield” method of amortization governed the amortization of Coast Federal’s capital credit, (ii) reconsideration of Judge Hewitt’s denial of summary judgment concerning Coast Federal’s lost profits claims in light of the Judge’s other rulings and analysis, and (iii) reconsideration of the Order’s forseeability holding because it was based upon alleged mistakes of fact and errors of law. By a ruling dated February 5, 2001, Judge Hewitt denied the government’s motion for reconsideration.

On January 17, 2001, Coast Federal filed a motion with Judge Hewitt requesting that Judge Hewitt certify for interlocutory appeal that portion of her December 2000 Order that granted partial summary judgment to the government as to the duration of Coast Federal’s capital credit. Coast Federal sought to appeal Judge Hewitt’s conclusion that Coast Federal’s capital credit did not constitute a permanent credit to its regulatory capital as well as Judge

Hewitt’s subsequent determination that the capital credit is required to be amortized over 12.7 years rather than 25 years. Coast Federal’s motion also requested that all proceedings in the Litigation be stayed pending resolution of the requested appeal. By a ruling dated February 6, 2001, Judge Hewitt granted Coast Federal’s motion and also stayed all proceedings in the Litigation in the Claims Court.

On February 16, 2001, Coast Federal filed a petition with the United States Court of Appeals for the Federal Circuit (the “Court of Appeals”) to hear Coast Federal’s appeal of the December 2000 Order (the “Appeal”), and on February 26, 2001, the government filed an opposition to the petition. By an order dated April 16, 2001, the Court of Appeals declined to hear the Appeal at that time, and the Litigation returned to the Claims Court for further proceedings. By order dated May 4, 2001, Judge Hewitt directed Coast Federal to submit revised expert reports with the Claims Court by July 1, 2001, that reflect the effects of the December 2000 on Coast Federal’s damages claims.

On June 19, 2001, Coast Federal filed a Second Expert Report with the Court of Claims (the “Second Report”). The Second Report calculates the damages suffered by Coast Federal from the breach of its capital credit contract as $53.2 million, if that capital credit is amortized as required by the December 2000 (the “New Damage Claims”). As described in the Second Report, the New Damage Claims reflect the actual costs to Coast Federal of two debt issuance transactions in 1992 and 1993 which Coast Federal would not have undertaken but for the government’s breach.

On August 9, 2001, the government filed a Motion for Summary Judgment with regard to Plaintiff’s New Damage Claims disputing the damages set forth in the Second Report.

On October 2, 2001, Coast Federal filed a motion for reconsideration of the Claims Court’s December 2000 Order holding that Coast Federal’s capital credit in the amount of $299 million was not a permanent addition to Coast Federal’s regulatory capital and was to have been amortized over a period of 12.7 years. In its motion, Coast Federal stated that it would not be able to prove damages from the government’s breach of Coast Federal’s contractual right to a capital credit if that right was limited as contemplated by the December 2000 Order. Coast Federal’s motion further stated that it understood and contemplated that, if the Claims Court did not reconsider the December 2000 Order, the Claims Court would enter a final judgment awarding no damages to Coast Federal, and that Coast Federal would appeal that judgment for purposes of seeking appellate review of the December Order.

By order dated October 18, 2001, the Claims Court entered judgment in favor of the government. The Claims Court ruled that no further proceedings in the Claims Court were necessary or appropriate in light of Coast Federal’s statement that Coast Federal could not prove damages under its contract with the government as interpreted by the Claims Court in the December 2000 Order.

On February 4, 2002, Coast Federal filed its appeal brief with the Court of Appeals seeking reversal of the December 2000 Order. Coast Federal maintains that it has a contractual right to a permanent, nonamortizing $299 million capital credit and that the government’s breach of that right inflicted substantial damages that Coast Federal will pursue in full on remand if the Court of Appeals accepts Coast Federal’s view of the scope of its contractual rights. On March 19, 2002, the government filed its response to Coast Federal’s appeal. In its response, the government alleges that (i) the Court of Appeals lacks jurisdiction over the appeal because, the government claims, Coast Federal failed to prosecute its remaining claim for damages after the December 2000 Order, thus rendering the appeal interlocutory and (ii) the Claims Court correctly held in its December 2000 Order that all of the goodwill acquired by Coast Federal in connection with its acquisition of Central was required to be amortized over a 12.7 year period. Coast Federal filed its reply to the government’s response on April 5, 2002. On July 11, 2002, a three member panel of the Court of Appeals heard oral argument of the appeal. Coast Federal is unable to predict when the panel will issue its decision.

If the Court of Appeals upholds the Claims Court’s December 2000 Order and Coast Federal does not seek or does not obtain certiorari to the United States Supreme Court, no award of monetary damages will be made to Coast Federal, and therefore no payment from the Trust to certificate holders will be possible. If the Court of Appeals reverses the Claims Court’s December 2000 Order, it is expected that the Litigation will be remanded to the Claims Court for further proceedings in accordance with the Court of Appeal’s decision reversing the December 2000 Order.

DAMAGES

Each savings institution affected by FIRREA’s and the Capital Regulations’ limitation on the inclusion in regulatory capital of supervisory goodwill or FSLIC capital contributions reacted to the resulting reduction in its regulatory capital in an individual fashion dictated by the unique facts and circumstances faced by the institution. Accordingly, the extent and amount of damages awarded to each institution that has brought an action against the federal government is expected to be dependent on the specific facts in each case.

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

Restitution generally involves restoration to the injured party of any benefits conferred by it on the breaching party. The injured party’s restitution interest is ordinarily measured by the reasonable value of the benefits conferred by its performance of the contract on the breaching party, reduced by any benefits received by the injured party through the breaching party’s partial performance.

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

On September 29, 1999, Coast Federal filed the first reports of its expert witnesses (the “First Reports”) with the Claims Court. The First Reports describe the amounts and methods of calculation of the damages which the experts believed Coast Federal suffered as a result of the government’s breach. Coast Federal’s principal expectation damages analysis as set forth in the First Reports calculated the damages to be not less than $1.397 billion. This expectation damages analysis included calculations of damages for lost profits, for the cost of replacing the Capital Credit going forward, for the cost of capital raised by Coast, and for increased operating costs (such as increased deposit costs, OTS assessments, and deposit insurance premiums) caused by the government’s breach. An alternative expectation damages analysis set forth in the First Reports calculated the damages to be $782.1 million, based solely upon the cost of replacing the Capital Credit in past and future periods. No calculations for either restitution or reliance damages were included in the First Reports. The First Reports were attached as exhibits to a filing made on September 29, 1999, on behalf of Coast Federal with the Claims Court in Washington, D.C.

On January 27, 2000, the government submitted its own experts’ reports on damages in response to the conclusions set forth in the First Reports of Coast Federal’s experts. The government’s experts’ reports were filed with the Claims Court on August 23, 2000, as exhibits to the government’s motion for summary judgment on damages. The government’s experts’ reports in general opined that the damages Coast Federal sought from the government were too speculative to permit a recovery. In addition, the government’s experts’ reports opined that the capital credit received by Coast Federal in connection with its acquisition of Central was in essence required by generally accepted accounting principles to be amortized over a period of approximately 12.7 years.

As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Proceedings Leading to Trial,” on December 28, 2000, the Claims Court issued its December 2000 Order with respect to the government’s motion and Coast Federal’s cross-motion for summary judgment. In the December 2000 Order, the Claims Court largely accepted the government’s contention with respect to the capital credit in ruling that the capital credit was not a permanent addition to Coast Federal’s regulatory capital and was required to be amortized over 12.7 years. Also as described above, on October 18, 2001, the Claims Court entered judgment in favor of the government and awarded no damages to Coast Federal in light of Coast Federal’s statement that Coast Federal would not be able to prove damages if its contract with the government is as interpreted by the Claims Court in the December 2000 Order.

As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Proceedings Leading to Trial,” Coast Federal filed an appeal to the Claims Court’s ruling in the December 2000 Order. If the December 2000 Order is upheld on appeal and Coast Federal does not seek or does not obtain certiorari to the United States Supreme Court, no award of monetary damages will be made to Coast Federal, and therefore no payment from the Trust to certificate holders will be possible. If the Court of Appeals reverses the December 2000 Order, it is expected that the Litigation will be remanded to the Claims Court for further proceedings on damages in accordance with the Court of Appeals decision reversing the December 2000 Order.

There can be no assurance that Coast Federal will obtain any monetary or other recovery in the Litigation. As discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Damages Rulings in Other Cases,” no judge in any of the Winstar related cases which have gone to trial has made an award for lost profits damages, which is one of the primary theories of damages for which Coast Federal is currently seeking a recovery.

DAMAGES RULINGS IN OTHER CASES

The United States has argued in the Glendale Case and in the Priority Cases that have gone to trial that some or all of the damages alleged by the plaintiffs in those cases are too speculative to permit a recovery. Trial in the damages phase of the Statesman Case commenced in May 1998, but the government and the plaintiffs in that case reached a settlement prior to completion of the trial. Trial of the damages phase of the Glendale case concluded in September 1998. The plaintiff in the Glendale Case sought damages based on various damage theories and ranging from approximately $800 million to $2 billion depending upon the theory used. On April 9, 1999, the judge in the Glendale Case awarded the plaintiff $909 million in restitution damages and for increased operating costs (which the judge characterized as non-overlapping reliance damages), based on that judge’s evaluation of the evidence and analysis of the legal arguments presented in the Glendale Case. The government appealed the damages ruling in the Glendale Case, and on February 16, 2001, the United States Court of Appeals for the Federal Circuit issued a ruling vacating the trial court’s damage award on the theory of restitution and remanded the case to the trial court for a determination of total pre- and post-breach reliance damages suffered by the plaintiff.

The damages phase of the first of the Priority Cases to go to trial on the issue of damages, California Federal Bank v. the United States, Docket No. 92-138C (the “CalFed Case”), concluded in February 1999. The plaintiff in the CalFed Case sought damages of between $725 million and $1.642 billion based on damage theories similar to those presented by the plaintiff in the Glendale case. On April 16, 1999, the judge in the CalFed Case awarded the plaintiff approximately $23 million in transaction costs under a cost of replacement capital theory, based on that judge’s evaluation of the evidence and analysis of the legal arguments presented in the CalFed Case. A decision in another Priority Case, LaSalle Talman Bank, F.S.B. v. the United States, Docket No. 92-652C (the “LaSalle Talman Case”), was filed on September 30, 1999. The plaintiff in the LaSalle Talman Case sought damages of between $858.8 million and $1.197 billion based on various damages theories. The judge in the LaSalle Talman Case awarded plaintiffs approximately $5 million in reliance damages, based on that judge’s evaluation of the evidence and analysis of the legal arguments presented in that case. A decision in a third Priority Case, Landmark Land Company, Inc. v. United States, Docket No. 95-502C (the “Landmark Case”), was filed on March 3, 2000. The plaintiffs in the Landmark Case sought damages of between $1.042 billion and $1.432 billion based on various combined damages theories of both the private plaintiff and the FDIC. The judge in the Landmark Case, who was the same judge who had presided in the CalFed Case, awarded the private plaintiff and the FDIC a total of approximately $39.2 million in restitution and reliance damages, based on that judge’s evaluation of the evidence and analysis of the legal arguments presented in the Landmark Case. A decision in a fourth Priority Case, Bluebonnet Savings Bank v. United States,

Docket No. 95-532C (the “Blubonnet Case”), was filed on July 6, 2000. The plaintiffs in the Bluebonnet Case sought approximately $175.9 million in expectation damages. The judge in the Bluebonnet Case awarded no damages to the plaintiffs based on that judge’s evaluation of the evidence and analysis of the legal arguments presented in the Bluebonnet Case. A decision in a fifth Priority Case, Bobby J. Glass, et al. v. United States, Docket No. 92-428C (the “Glass Case”), was filed on July 21, 2000. The private plaintiffs in the Glass Case sought approximately $8.4 million and the FDIC as plaintiff sought approximately $2.5 million, both based on a combination of damages theories. The judge in the Glass Case awarded $3.972 million in damages to the private plaintiffs and $2.1 million to the FDIC based on that judge’s evaluation of the evidence and analysis of the legal arguments presented in the Glass Case.

The courts in the Glendale Case, the CalFed Case, the LaSalle Talman Case, the Landmark Case, the Bluebonnet Case and the Glass Case declined to award damages under some or all of the plaintiffs’ damage theories. No judge in any of the cases has made an award for lost profits damages, which was one of the primary theories of expectation damages for which Coast Federal initially sought recovery as described in the First Reports. In addition, no judge in any of the cases has made a significant award of damages for the cost of replacing capital (other than damages related to transaction costs), for which Coast Federal also initially sought recovery as described in the First Reports. Further, in only one of the seven cases in which a judgment has been entered after a trial on damages, Glendale Federal Bank v. United States, Claims Court Docket No. 90-772C (the “Glendale Case”), has an award been granted that is in excess of $40 million. The award in the Glendale Case has since been vacated on appeal and sent back to the Claims Court for further proceedings.

It is likely that rulings in other Priority Cases will occur before trial of Coast Federal’s damage claims is completed. Appeals of the judgments in several of these cases have been filed with the Court of Appeals for the Federal Circuit, and appeals of other Priority Cases are likely. Any decisions reached by the Court of Appeals in those cases could affect Coast Federal’s damages claims. For these and other reasons, there can be no assurance as to the type or amount, if any, of damages that Coast Federal may recover. Without limiting the generality of the foregoing, there can be no assurance that Coast Federal will obtain any monetary award or other recovery in the Litigation.

MANAGEMENT OF THE LITIGATION

The Litigation Trustees are Ray Martin, Robert L. Hunt II, Norman H. Raiden and James F. Barritt, who at the time of the Merger were the four senior Coast executives with knowledge of the facts underlying the Litigation. Mr. Martin,Mr. Hunt and Mr. Barritt were officers of Coast and Coast Federal both at the time of the agreement with the federal government to treat certain amounts as a permanent addition to Coast Federal’s regulatory capital in connection with Coast Federal’s acquisition of Central, and also at the time of the alleged breach of this agreement by the federal government, which gave rise to the claims underlying the Litigation. Mr. Martin, Mr. Hunt and Mr. Barritt, together with Mr. Raiden (who joined Coast soon after the alleged breach of the agreement by the federal government), had been involved in the prosecution of the Litigation prior to the Merger.

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

The Litigation Trustees entered into a letter agreement, dated February 13, 1998 (the “Letter Agreement”), with the law firm of Cooper, Carvin & Rosenthal, PLLC (the “Firm”). In the Letter Agreement the Firm agreed that it would not bill Coast Federal or the CPR Trust for any fees incurred subsequent to September 1, 1997, in excess of $7,650,000 (the “Cap”). The Firm further agreed that up to $2 million of the Cap, i.e., any amounts over $5,650,000, would only be payable to the Firm out of the Commitment Amount, if any, when received by the CPR Trust from Ahmanson. In consideration of these limitations on the Firm’s customary charges for professional services, the Letter Agreement provided that the CPR Trust would pay to the Firm, in addition to fees up to the amount of the Cap, a contingent incentive fee in the amount of one percent (1%) of the Commitment Amount, provided that no such incentive fee would be payable in the event (1) that both Charles J. Cooper and Steven S. Rosenthal ceased to be partners of the Firm prior to a final decision, including appeals, or other final resolution of the Litigation, or (2) that either Mr. Cooper or Mr. Rosenthal ceased to be a partner of the Firm prior to a final decision, including any appeals, or other final resolution of the Litigation, other than by death, disability, or appointment to federal office. As of August 5, 2002, the amount remaining to be paid to the Firm under the Cap (less the $2 million payable solely out of the Commitment Amount) was approximately $.18 million.

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

SUMMARY FINANCIAL INFORMATION

The CPR Trust has no revenues. The Expense Fund is the CPR Trust’s only source of funding for the payment of the expenses of its operations. The amounts in the Expense Fund will be applied to a variety or expenses, including the costs of prosecuting the Litigation (including the fees and expenses of counsel, experts, support staff and consultants), compensation of the Institutional Trustee, the Delaware Trustee and the Litigation Trustees, the CPR Trust’s indemnification obligations, liability insurance for the CPR Trust’s indemnification obligations and any liabilities of the Litigation Trustees. To the extent that Coast Federal and its successors must engage in protracted litigation, such fees and expenses may increase significantly, and there can be no assurance that the Expense Fund will be sufficient to cover such fees and expenses.

Following is a statement that details the activity in the Expense Fund (the balance of which was $4,156,468 as of June 30, 2002) and expenses that have been accrued but not yet paid for the three and six months ended June 30, 2002, as well as the balance of the Expense Fund that was available to cover future expenses as of June 30, 2002.

	For the Three Months Ended June 30, 2002	For the Six Months Ended June 30, 2002
Expense Fund balance available for future Expenses as of March 31, 2002	$721,924
Expense Fund balance available for future Expenses as of December 31, 2001		$1,372,833
Disbursements:
Litigation Trustee fees	(115,000)	(275,000)
Litigation and trust administration	(65,000)	(130,000)
Outside legal counsel and expert witness fees	(81,990)	(162,058)
Premises and equipment	(12,900)	(25,800)
Office and other expenses	(32,694)	(61,505)
Accrued expenses:
Deferred Litigation Trustee fees	(285,000)	(570,000)
Decrease in accrual for Litigation Trustee fees	—	45,000
Decrease (increase) in accrual for outside legal counsel and expert witness fees	29,000	13,000
Decrease in other accrued expenses	10,000	18,000
Accrued interest on deferred Litigation Trustee fees	(62,350)	(118,480)

Expense Fund balance available for future expenses as of June 30, 2001	$105,990	$105,990

In addition, approximately $4.4 million of expense was accrued through June 30, 2002, for interest payable to Ahmanson or its successor on disbursements from the Expense Fund. The CPR Trust’s obligation to pay such accrued interest is contingent upon receipt of sufficient Litigation Proceeds. Expenses for “Litigation and trust administration” refer to fees paid to three individuals retained by the CPR Trust to provide litigation and trust administration support services.

Through June 30, 2002, approximately $2.87 million and $.71 million of expense was accrued, respectively, for deferred Litigation Trustee fees and interest due and payable on such deferred fees. On December 18, 2001, the Litigation Trustees adopted a resolution providing that no payments of deferred Litigation Trustee fees which become due and owing to a Litigation Trustee shall be distributed by the CPR Trust until the Litigation Trustees, by a majority vote, determine to make such a payment.

As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Proceedings Leading to Trial,” the Litigation is presently before the Court of Appeals following a ruling in the Claims Court in favor of the government awarding no damages to Coast Federal. In the event that Coast Federal succeeds in its appeal before the Court of Appeals, the Litigation will be remanded to the Claims Court for further proceedings. Whether the funds remaining in the Expense Fund plus the $3.58 million referred to above of accrued but unpaid Litigation Trustee fees and interest due and payable on such deferred fees will be sufficient to successfully prosecute the Litigation to completion upon remand is uncertain. In addition, the Litigation Trustees have not determined whether, or under what circumstances, they will continue to defer payment of the deferred Litigation Trustee fees that are currently owed to them. If existing funds upon remand are not sufficient to successfully prosecute the Litigation, the CPR Trust is authorized under the CPR Trust Agreement to issue additional CPR Certificates that represent pro rata interests in the assets of the CPR Trust in order to pay expenses, including expenses related to the Litigation. However, it may not be possible to obtain purchasers of additional CPR Certificates and there is no assurance that the terms of any such purchases would be reasonable. In the event additional CPR Certificates are issued and existing CPR Certificate holders are not given the opportunity to purchase, or do not purchase, a pro rata amount in such issuance, such CPR Certificate holderss’’ indirect interest in the Payment Amount will be diluted. The CPR Trust is also authorized to borrow additional funds for the sole purpose of funding expenses of the CPR Trust, including expenses of the Litigation, but only if such borrowings represent debt of the CPR Trust (and not ownership interests therein) for federal income tax purposes. It may not be possible for the CPR Trust to borrow funds and, if it is able to borrow funds, there can be no assurance as to the terms upon which such borrowings may be available.

Item 3 is not applicable.

PART II    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

For a discussion of Coast Federal Bank, FSB v. The United States, which is the Litigation to which the Registrant’s CPR Certificates relate, see PART 1, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Litigation.”

Items 2 through 5 are not applicable or the answers are negative.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

During the quarter for which this report is filed, the following reports on Form 8-K were filed by the registrant:

1.	May 30, 2002, Item 5, Other Events. Press release announcing appellate oral argument date.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COAST FEDERAL LITIGATION
CONTINGENT PAYMENT RIGHTS TRUST
(Registrant)

/s/ RAY MARTIN	/s/ NORMAN H. RAIDEN
Ray Martin, Litigation Trustee	Norman H. Raiden, Litigation Trustee

/s/ ROBERT L. HUNT II	/s/ JAMES F. BARRITT
Robert L. Hunt II, Litigation Trustee	James F. Barritt, Litigation Trustee

Dated: August 8, 2002

The following statement is provided by the undersigned to accompany the foregoing Report on form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provision of the Exchange Act of 1934 or any other securities law:

Each of the undersigned certifies that the foregoing Report on Form 10-Q fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Coast Federal Litigation Contingent Payment Rights Trust.

/s/ RAY MARTIN	/s/ NORMAN H. RAIDEN
Ray Martin, Litigation Trustee	Norman H. Raiden, Litigation Trustee

/s/ ROBERT L. HUNT II	/s/ JAMES F. BARRITT
Robert L. Hunt II, Litigation Trustee	James F. Barritt, Litigation Trustee

Dated: August 8, 2002