Form 10-Q
period 2002-09-30
COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
filed 2002-11-14
CIK 1052801

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number 333-44155

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

(Exact name of registrant as specified in its charter)

DELAWARE	13-7140975

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

E.A. Delle Donne Corporate Center, Montgomery Building, 1011 Centre Road, Wilmington, Delaware	19805-1266

(Address of principal executive offices)	(Zip Code)

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

As of November 5, 2002 the registrant had 20,703,817 Contingent Payment Rights Certificates, no par value, outstanding.

PART I  FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
Unaudited Statement of Financial Condition

	September 30, 2002	December 31, 2001

ASSETS
Cash in bank	$3,922,701	$4,771,756
Other assets	88,050	238,439

Total Assets	$4,010,751	$5,010,195

LIABILITIES AND CERTIFICATEHOLDERS’ EQUITY
Expense fund	$19,884,294	$19,884,294
Deferred litigation trustee fees	3,155,000	2,300,000
Other liabilities	6,030,985	4,800,826

Total Liabilities	29,070,279	26,985,120

Certificateholders’ Equity
Certificates, no par value, 20,703,817 authorized, issued and outstanding	—	—
Accumulated deficit	(25,059,528)	(21,974,925)

Total Certificateholders’ Equity	(25,059,528)	(21,974,925)

	$4,010,751	$5,010,195

See accompanying Notes to Unaudited Financial Statements.

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
Unaudited Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

REVENUE	$—	$—	$—	$—

EXPENSES
Litigation trustee fees	(400,000)	(400,000)	(1,200,000)	(1,200,000)
Legal fees	(55,132)	(165,088)	(204,190)	(433,725)
Litigation consulting - expert witnesses	—	(79,933)	—	(212,608)
Litigation and trust administration	(65,000)	(65,000)	(195,000)	(195,000)
Interest expense	(435,696)	(444,583)	(1,254,393)	(1,381,504)
Premises and equipment	(8,737)	(14,009)	(34,537)	(39,809)
Insurance	(50,129)	(50,129)	(150,964)	(150,924)
Other	(2,589)	(7,059)	(45,519)	(69,258)

Total Expenses	(1,017,283)	(1,225,801)	(3,084,603)	(3,682,828)

Net Loss	$(1,017,283)	$(1,225,801)	$(3,084,603)	$(3,682,828)

Net Loss Per Certificate	$(0.05)	$(0.06)	$(0.15)	$(0.18)

See accompanying Notes to Unaudited Financial Statements.

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
Unaudited Statement of Cash Flows

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(3,084,603)	$(3,682,828)

Adjustments to reconcile net loss to cash used in operating activities:
Decrease in other assets	150,389	150,389
Increase in deferred litigation trustee fees	855,000	450,000
Increase in other liabilities	1,230,159	1,382,189

Total adjustments	2,235,548	1,982,578

Net cash used in operating activities	(849,055)	(1,700,250)

Net decrease in cash	(849,055)	(1,700,250)
Cash at beginning of period	4,771,756	6,951,030

Cash at end of period	$3,922,701	$5,250,780

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements.

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
Notes to Unaudited Financial Statements
September 30, 2002

The Coast Federal Litigation Contingent Payment Rights Trust (the “CPR Trust”) is a statutory business trust created under Delaware law on January 8, 1998.  The CPR Trust was created by Coast Savings Financial, Inc. (“Coast”) in connection with its merger, effected on February 13, 1998, with and into H. F. Ahmanson & Co.  For a further description of the CPR Trust, see Item 2 herein, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - General.”

The unaudited financial statements of the CPR Trust included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Litigation Trustees, necessary to present a fair statement of the results for the interim periods indicated.  The Litigation Trustees are the four senior executives of Coast with knowledge of the facts underlying the Litigation, which were retained by the CPR Trust as “Litigation Trustees.” Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

Pursuant to FIRREA, which became effective on August 9, 1989, the FSLIC and the FHLBB were eliminated and were replaced as the regulators of federally insured savings institutions by the Office of Thrift Supervision (the “OTS”). In regulations implementing FIRREA (the “Capital Regulations”) and subsequent actions, the OTS took the position that the Capital Credit should be classified as supervisory goodwill, as defined in the Capital Regulations, which action resulted in an immediate exclusion of the Capital Credit from one of the three measures of Coast Federal’s regulatory capital, and effected a five-year phase- out of the Capital Credit from such inclusion in the other two measures.

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

LIABILITY

The Claims Court stayed proceedings in each of the other cases against the federal government, including the Litigation, pending the outcome of the liability phase of the Related Cases. After the Supreme Court’s decision in the Winstar Case in July of 1996, the stay was lifted and Coast reinstated its motion for partial summary judgment as to the federal government’s liability, which motion had been pending since March of 1993. On February 20, 1998, the United States filed its response to Coast Federal’s motion. In its response, the Government stated that “at this point, entry of an order regarding the Government’s liability would be appropriate. We believe that such an order should reflect the Government’s concession that a contract existed with respect to Coast’s claim for a capital credit to its net worth, and that the Government acted inconsistently with the contract.”   On March 23, 1998, Judge Smith entered an order in the Litigation granting Coast Federal’s motion for partial summary judgment as to liability with respect to Coast Federal’s claim for a capital credit to its net worth.

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

In an order dated December 28, 2000 (the “December 2000 Order”), Judge Hewitt issued a ruling on the government’s motion and Coast Federal’s cross-motion for summary judgment.  The Claims Court held in part for the government, ruling that (i) Coast Federal’s capital credit in the amount of $299 million was not a permanent addition to Coast Federal’s regulatory capital and was to have been amortized over a period of 12.7 years, and (ii) Coast Federal may not claim increased deposit costs as “wounded bank” damages.  It also held in part for Coast Federal, ruling that (i) Coast Federal’s expectancy damages were not unforeseeable, and (ii) Coast Federal is not barred from recovering expectancy damages because of a failure to mitigate.

On January 16, 2001, the government filed a motion for reconsideration and clarification of the December 2000 Order.  The government requested (i) a final ruling from Judge Hewitt that the “level yield” method of amortization governed the amortization of Coast Federal’s capital credit, (ii) reconsideration of Judge Hewitt’s denial of summary judgment concerning Coast Federal’s lost profits claims in light of the Judge’s other rulings and analysis, and (iii) reconsideration of the Order’s forseeability holding because it was based upon alleged mistakes of fact and errors of law.  By a ruling dated February 5, 2001, the Claims Court denied the government’s motion for reconsideration.

On January 17, 2001, Coast Federal filed a motion requesting that the Claims Court certify for interlocutory appeal that portion of the December 2000 Order that granted partial summary judgment to the government as to the duration of Coast Federal’s capital credit.  Coast Federal sought to appeal Judge Hewitt’s conclusion that Coast Federal’s capital credit did not constitute a permanent credit to its regulatory capital as well as the Claims Court’s subsequent holding that the capital credit is required to be amortized over 12.7 years rather than 25 years.  Coast Federal’s motion also requested that all proceedings in the Litigation be stayed pending resolution of the requested appeal.  By a ruling dated February 6, 2001, the Claims Court granted Coast Federal’s motion and also stayed all proceedings in the Litigation.

On February 16, 2001, Coast Federal filed a petition with the United States Court of Appeals for the Federal Circuit (the “Court of Appeals”) to hear Coast Federal’s appeal of the December 2000 Order (the “Appeal”), and on February 26, 2001, the government filed an opposition to the petition. By an order dated April 16, 2001, the Court of Appeals declined to hear the Appeal at that time, and the Litigation returned to the Claims Court for further proceedings.  By order dated May 4, 2001, Judge Hewitt directed Coast Federal to submit revised expert reports with the Claims Court by July 1, 2001, that reflect the effects of the December 2000 Order on Coast Federal’s damages claims.

On June 19, 2001, Coast Federal filed a Second Expert Report with the Court of Claims (the “Second Report”).  The Second Report calculated the damages suffered by Coast Federal from the breach of its capital credit contract as $53.2 million, if that capital credit was amortized as required by the December 2000 (the “New Damage Claims”). As described in the Second Report, the New Damage Claims reflect the actual costs to Coast Federal of two debt issuance transactions in 1992 and 1993 which Coast Federal would not have undertaken but for the government’s breach.

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

On February 4, 2002, Coast Federal filed its appeal brief with the Court of Appeals seeking reversal of the December 2000 Order.  Coast Federal maintained that it had a contractual right to a permanent, nonamortizing $299 million capital credit and that the government’s breach of that right inflicted substantial damages that Coast Federal would pursue in full on remand if the Court of Appeals accepts Coast Federal’s view of the scope of its contractual rights.  On March 19, 2002, the government filed its response to Coast Federal’s appeal.  In its response, the government alleged that (i) the Court of Appeals lacked jurisdiction over the appeal because, the government claims,

Coast Federal had failed to prosecute its remaining claim for damages after the December 2000 Order, thus rendering the appeal interlocutory and (ii) the Claims Court correctly held in its December 2000 Order that all of the goodwill acquired by Coast Federal in connection with its acquisition of Central was required to be amortized over a 12.7 year period. Coast Federal filed its reply to the government’s response on April 5, 2002.  On July 11, 2002, a three member panel of the Court of Appeals heard oral argument of the appeal.

By opinion dated October 8, 2002, the three member panel, with one member dissenting, reversed the portion of the December 2000 Order which Coast Federal had appealed, holding that the $299 million of regulatory capital was intended and understood by both Coast Federal and the government to be non-amortizing.  The Appeals Court ordered the case to be remanded to the Claims Court for further proceedings to determine the amount of damages due to Coast Federal.

The government may seek to have the Appeal reheard by the Appeals Court sitting en banc within 45 days of the October 8, 2002, opinion.  If unsuccessful or if upon rehearing en banc the Appeals Court upholds the three member panel’s ruling in favor of Coast Federal, the government may seek certiorari to the Supreme Court. If the Appeals Court’s ruling in favor of Coast Federal is upheld, the case will return to the Claims Court for further trial proceedings to determine the amount of damages due to Coast Federal.  There can be no assurance that Coast Federal will succeed in establishing damages in the Claims Court or in ultimately obtaining any monetary or other recovery in the litigation.  If Coast Federal obtains no monetary or other recovery, no monetary payment will be possible from the Trust to certificateholders.

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

As discussed above under “– Proceedings Leading to Trial,” on December 28, 2000, the Claims Court’s December 2000 Order held in part for the government, ruling that (i) Coast Federal’s capital credit in the amount of $299 million was not a permanent addition to Coast Federal’s regulatory capital and was to have been amortized over a period of 12.7 years, and (ii) Coast Federal may not claim increased deposit costs as “wounded bank” damages.  It also held in part for Coast Federal, ruling that (i) Coast Federal’s expectancy damages were not unforeseeable, and (ii) refused to enter summary judgment in favor of the Government on the ground that expectancy damages are barred because of a failure to mitigate.

As discussed above under “– Proceedings Leading to Trial,” by opinion dated October 8, 2002, the Appeals Court reversed the portion of the December 2000 Order which Coast Federal had appealed, holding that the $299 million of regulatory capital was intended and understood by both Coast Federal and the government to be non-amortizing.

If the Appeals Court opinion is not reversed and the case is remanded to the Claims Court for further proceedings to determine damages due Coast Federal, Coast Federal will file an amended or new damages claim that takes into account that portion of the December 2000 Order in favor of the government which Coast Federal did not appeal and which held that Coast Federal may not claim increased deposit costs as “wounded bank” damages.  Coast Federal is unable at this time to estimate the amount of any amended or new claim that may be filed.

There can be no assurance that Coast Federal will obtain any monetary or other recovery in the Litigation.  As discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Damages Rulings in Other Cases,” no judge in any of the Winstar related cases which have gone to trial has made an award for lost profits damages, which is one of the primary theories of damages for which Coast Federal is currently seeking a recovery.

DAMAGES RULINGS IN OTHER CASES

The United States has argued in the Regulatory Capital Cases that have gone to trial that some or all of the damages alleged by the plaintiffs are too speculative to permit a recovery. The Courts in each such case have declined to award damages under some or all of the plaintiffs’ damage theories.  No judge in any of the cases has made an award for lost profits damages, which is one of the primary theories of expectation damages for which Coast Federal initially sought recovery as described in the First Reports.  In addition, no judge in any of the cases has made a significant award of damages for the cost of replacing capital (other than damages related to transaction costs), for which Coast Federal also initially sought recovery as described in the First Reports. Further, in only one of the Regulatory Capital Cases in which a judgment has been entered after a trial on damages , Glendale Federal Bank v. United States, Claims Court Docket No. 90-772C (the “Glendale Case”), has an award been granted that is in excess of $40 million.

It is likely that rulings in other Regulatory Capital Cases will occur before trial of Coast Federal’s damage claims is completed. Appeals of the judgments in several of these cases have been filed with the Court of Appeals for the Federal Circuit, and appeals of other Regulatory Capital Cases are likely.  Any decisions reached by the Court of Appeals in those cases could affect Coast Federal’s damages claims. For these and other reasons, there can be no assurance as to the type or amount, if any, of damages that Coast Federal may recover. Without limiting the generality of the foregoing, there can be no assurance that Coast Federal will obtain any monetary award or other recovery in the Litigation.

MANAGEMENT OF THE LITIGATION

The Litigation Trustees are Ray Martin, Robert L. Hunt II, Norman H. Raiden and James F. Barritt, who at the time of the Merger were the four senior Coast executives with knowledge of the facts underlying the Litigation. Mr. Martin, Mr. Hunt and Mr. Barritt were officers of Coast and Coast Federal both at the time of the agreement with the federal government to treat certain amounts as a permanent addition to Coast Federal’s regulatory capital in connection with Coast Federal’s acquisition of Central, and also at the time of the alleged breach of the agreement by the federal government, which gave rise to the claims underlying the Litigation. Mr. Martin, Mr. Hunt and Mr. Barritt, together with Mr. Raiden (who joined Coast soon after the alleged breach of the agreement by the federal government), had been involved in the prosecution of the Litigation prior to the Merger.

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

The Litigation Trustees entered into a letter agreement, dated February 13, 1998 (the “Letter Agreement”), with the law firm of Cooper, Carvin & Rosenthal, PLLC (the “Firm”).  In the Letter Agreement the Firm agreed that it would not bill Coast Federal or the CPR Trust for any fees incurred subsequent to September 1, 1997, in excess of $7,650,000 (the “Cap”). The Firm further agreed that up to $2 million of the Cap, i.e., any amounts over $5,650,000, would only be payable to the Firm out of the Commitment Amount, if any, when received by the CPR Trust from Ahmanson. In consideration of these limitations on the Firm’s customary charges for professional services, the Letter Agreement provided that the CPR Trust would pay to the Firm, in addition to fees up to the amount of the Cap, a contingent incentive fee in the amount of one percent (1%) of the Commitment Amount, provided that no such incentive fee would be payable in the event (1) that both Charles J. Cooper and Steven S. Rosenthal ceased to be partners of the Firm prior to a final decision, including appeals, or other final resolution of the Litigation, or (2) that either Mr. Cooper or Mr. Rosenthal ceased to be a partner of the Firm prior to a final decision, including any appeals, or other final resolution of the Litigation, other than by death, disability, or appointment to federal office.  As of November 5, 2002, the amount remaining to be paid to the Firm under the Cap (less the $2 million payable solely out of the Commitment Amount) was approximately $.14 million.

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

Pursuant to the CPR Trust Agreement, each Litigation Trustee may, but is not obligated to, defer all or part of his compensation until 30 days after the earliest to occur of (i) the date on which he elected to defer such compensation, (ii) the date he ceases to be a Litigation Trustee, and (iii) the date of the receipt of the Commitment Amount in full by the CPR Trust. Any Litigation Trustee electing to so defer will be entitled to receive the compensation he would have received plus an amount, calculated on a monthly basis during the period of deferral (and included in the amount deferred), equal to the product of the monthly balance of the amount deferred and an annual rate equal to the Reference Rate, as defined in the CPR Trust Agreement, plus 250 basis points.

For the year ending December 31, 2002, Mr. Hunt elected to defer 100% of his 2002 compensation, Mr. Barritt elected to defer 85% of his 2002 compensation, and Mr. Martin and Mr. Raiden elected to defer 50% of their 2002 compensation.

SUMMARY FINANCIAL INFORMATION

The CPR Trust has no revenues.  The Expense Fund is the CPR Trust’s only source of funding for the payment of the expenses of its operations.  The amounts in the Expense Fund will be applied to a variety or expenses, including the costs of prosecuting the Litigation (including the fees and expenses of counsel, experts, support staff and consultants), compensation of the Institutional Trustee, the Delaware Trustee and the Litigation Trustees, the CPR Trust’s indemnification obligations, liability insurance for the CPR Trust’s indemnification obligations and any liabilities of the Litigation Trustees.  To the extent that Coast Federal and its successors must engage in further protracted litigation, such fees and expenses may increase significantly, and there can be no assurance that the Expense Fund will be sufficient to cover such fees and expenses.

Following is a statement that details the activity in the Expense Fund (the balance of which was $3,922,701 as of September 30, 2002) and expenses that have been accrued but not yet paid for the three and nine months ended September 30, 2002, as well as the amount available to cover future expenses as of September 30, 2002.

	For the Three Months Ended September 30, 2002	For the Nine Months Ended September 30, 2002

Expense Fund balance available (1) for future expenses as of June 30, 2002	$4,091,469
Expense Fund balance available (1) for future expenses as of December 31, 2001		$4,636,756
Disbursements:
Litigation Trustee fees	(115,000)	(390,000)
Litigation and trust administration	(65,000)	(195,000)
Outside legal counsel and expert witness fees	(60,132)	(216,190)
Premises and equipment	(5,619)	(31,419)
Office and other expenses	(2,589)	(64,094)
Accrued expenses:
Decrease in accrual for Litigation Trustee fees	—	45,000
Decrease in accrual for outside legal counsel and expert witness fees	5,000	12,000
Decrease (increase) in other accrued expenses	(3,118)	14,882
Increase in deferred legal fees	14,573	47,649

Expense Fund balance available (1) for future expenses as of September 30, 2002	$3,859,584	$3,859,584

(1) Before consideration of deferred Litigation Trustee fees. On December 18, 2001, the Litigation Trustees adopted a resolution providing that no payments of deferred Litigation Trustee fees which become due and owing to a Litigation Trustee shall be distributed by the CPR Trust until the Litigation Trustees, by a majority vote, determine to make such a payment.  As of September 30, 2002, the balance of such deferred Litigation Trustee fees and interest accrued thereon is as follows:

Deferred Litigation Trustee fees	$3,155,000
Accrued interest on deferred Litigation Trustee fees	775,724

$3,930,724

In the preceding table, expenses for “Litigation and trust administration” refer to fees paid to three individuals retained by the CPR Trust to provide litigation and trust administration support services.

Through September 30, 2002, approximately $4.77 million of expense was accrued for interest payable to Ahmanson or its successor on disbursements from the Expense Fund.  The CPR Trust’s obligation to pay such accrued interest is contingent upon receipt of sufficient Litigation Proceeds.

As described in the footnote to the table set forth above, on December 18, 2001, the Litigation Trustees adopted a resolution providing that no payments of deferred Litigation Trustee fees which become due and owing to a Litigation Trustee shall be distributed by the CPR Trust until the Litigation Trustees, by a majority vote, determine to make such a payment. Through September 30, 2002, approximately $3.93 million of expense was accrued for deferred Litigation Trustee fees and interest due and payable on such deferred fees.

As discussed above under “ - Proceedings Leading to Trial,” the Federal Circuit Court of Appeals has ordered the Litigation remanded to the Claims Court for further proceedings. Whether the funds remaining in the Expense Fund will be sufficient to successfully prosecute the Litigation to completion upon remand is uncertain.  In addition, the Litigation Trustees have not determined whether, or under what circumstances, they will continue to defer payment of the deferred Litigation Trustee fees that are currently owed to them. If such funds are not sufficient, the CPR Trust is authorized under the CPR Trust Agreement to issue additional CPR Certificates that represent pro rata interests in the assets of the CPR Trust in order to pay expenses, including expenses related to the Litigation.  However, it may not be possible to obtain purchasers of additional CPR Certificates and there is no assurance that the terms of any such purchases would be reasonable.  In the event additional CPR Certificates are issued and existing CPR Certificateholders are not given the opportunity to purchase, or do not purchase, a pro rata amount in such issuance, such CPR Certificateholders’ indirect interest in the Payment Amount will be diluted.  The CPR Trust is also authorized to borrow additional funds for the sole purpose of funding expenses of the CPR Trust, including expenses of the Litigation, but only if such borrowings represent debt of the CPR Trust (and not ownership interests therein) for federal income tax purposes.  It may not be possible for the CPR Trust to borrow funds and, if it is able to borrow funds, there can be no assurance as to the terms upon which such borrowings may be available.

Item  3 is not applicable.

Item  4. Controls and Procedures.

The Litigation Trustees have concluded that the registrant’s disclosure controls and procedures are effective based on their evaluation of these controls as of November 13, 2002.  There have been no changes in the registrant’s internal controls or in other factors that could significantly affect these controls subsequent to November 13, 2002.

PART II   OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

For a discussion of Coast Federal Bank, FSB v. The United States, which is the Litigation to which the Registrant’s CPR Certificates relate, see PART 1, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - The Litigation.”

Items 2 through 5 are not applicable or the answers are negative.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        None

(b)     Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

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

Dated: November 13, 2002

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

Dated: November 13, 2002

I,  Ray Martin, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of the Coast Federal Litigation Contingent Payment Rights Trust;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       November 13, 2002

/s/ RAY MARTIN

Ray Martin Litigation Trustee

I,  Norman H. Raiden, certify that:

2.      I have reviewed this quarterly report on Form 10-Q of the Coast Federal Litigation Contingent Payment Rights Trust;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       November 13, 2002

/s/ NORMAN H. RAIDEN

Norman H. Raiden Litigation Trustee

I,  Robert L. Hunt II, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of the Coast Federal Litigation Contingent Payment Rights Trust;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.      The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       November 13, 2002

/s/ ROBERT L. HUNT II

Robert L. Hunt II Litigation Trustee

I,  James F. Barritt, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of the Coast Federal Litigation Contingent Payment Rights Trust;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       November 13, 2002

/s/ JAMES F. BARRITT

James F. Barritt Litigation Trustee