Form 10-K
period 2002-12-31
COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
filed 2003-03-31
CIK 1052801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

For the fiscal year ended December 31, 2002

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

Registrant’s telephone number, including area code: (302) 636-3300

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

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of registrant’s  knowledge,  in definitive proxy or information  statements incorporated  by reference in Part III of this Form 10-K or any amendment to the Form 10-K.     ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐	No ☒

At June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, the  aggregate  market  value of  registrant’s securities (consisting solely of the Contingent Payment Rights Certificates (the “CPR Certificates”)) held by nonaffiliates of the registrant, based on the average bid and asked price of the CPR Certificates on that date of $.18 per CPR Certificate, was approximately $3.65 million.

At March 5, 2003, there were 20,703,817 CPR Certificates, no par value, outstanding.

Documents incorporated by reference:
None

PART I

ITEM 1.	BUSINESS

The information required by this Item is set forth under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - General.”

ITEM 2.	PROPERTIES

The Coast Federal Litigation Contingent Payment Rights Trust (the “CPR Trust”) leases an office at 136 South Oak Knoll Avenue, Suite 320, Pasadena, California 91101.  See Note (H) to the Consolidated Financial Statements included in Part II, Item 8 hereof.

ITEM 3.	LEGAL PROCEEDINGS

The CPR Trust is not a party to any legal proceedings.  For a discussion of Coast Federal Bank, FSB v. The United States, which is the Litigation to which the Registrant’s CPR Certificates relate, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - The Litigation.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The CPR Certificates trade on The NASDAQ Stock Market under the symbol CCPRZ. The following table indicates certain quarterly information with respect to the CPR Certificates’ trading prices.

	2002		2001

	High	Low	High	Low

First Quarter	$0.35	$0.05	$1.53	$0.88
Second Quarter	0.20	0.12	1.19	0.90
Third Quarter	0.38	0.11	1.00	0.33
Fourth Quarter	0.40	0.10	0.65	0.01

As of February 26, 2003, there were approximately 2,909 beneficial owners of the CPR Certificates.  No dividends were declared or paid on the CPR Certificates in 2002.  For a description of the CPR Certificates, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - General.”

The CPR Trust has no equity compensation plans or arrangements.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item is set forth under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary Financial Information.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Registration Statement on Form S-1 with respect to the CPR Certificates referred to herein filed by Coast Savings Financial, Inc. (“Coast”) with, and declared effective by, the Securities and Exchange Commission (the “SEC”) on January 13, 1998 (SEC File Number 333-44155).

GENERAL

The CPR Trust is a statutory business trust created under Delaware law on January 8, 1998. The CPR Trust was created by Coast in connection with its merger, effected on February 13, 1998 (the “Merger”), with and into H. F. Ahmanson & Co. (“Ahmanson”), for the purpose of holding the Commitment Agreement entered into by Ahmanson and the CPR Trust, dated as of February 13, 1998 (the “Commitment”). The Commitment represents Ahmanson’s obligation to pay to the CPR Trust an amount equal to any net after-tax proceeds, as more particularly defined in the CPR Trust Agreement referred to below (the “Commitment Amount”), that may be received by Coast’s wholly-owned subsidiary, Coast Federal Bank, FSB (“Coast Federal”), or its successor, from Coast Federal’s regulatory capital litigation claims against the United States government in the case filed by Coast Federal on July 9, 1992 in the United States Claims Court (now the United States Court of Federal Claims, herein called the “Claims Court”) entitled Coast Federal Bank, FSB v. United States, No. 92-466C (Cl. Ct. filed July 9, 1992) (the “Litigation”). Subsequent to the merger, Ahmanson merged Coast Federal with and into Ahmanson’s wholly-owned subsidiary, Home Savings of America, FSB (“Home Savings”), with Home Savings being the successor institution. Ahmanson merged into Washington Mutual, Inc. (“WAMU”) on October 3, 1998, and Home Savings was thereafter merged into WAMU’s wholly-owned subsidiary, Washington Mutual Bank, F.A. (“Washington Mutual”).

The governing instrument of the CPR Trust is the Amended and Restated Declaration of Trust, dated as of February 13, 1998 (the “CPR Trust Agreement”), entered into among Coast, the Litigation Trustees, Bankers Trust Company (the “Institutional Trustee”) and Bankers Trust (Delaware) (the “Delaware Trustee”). Deutsche Bank subsequently succeeded to the interests of both the Institutional Trustee and the Delaware Trustee.  Pursuant to the CPR Trust Agreement, the four senior executives of Coast with knowledge of the facts underlying the Litigation were appointed as “Litigation Trustees” of the CPR Trust, and were given full authority to make all decisions on behalf of Coast Federal (and its successors) with respect to the prosecution and resolution of the Litigation.

The assets of the CPR Trust consist solely of the Commitment and the right to draw on amounts in the Expense Fund for purposes of funding expenses of the CPR Trust, including expenses of the Litigation, fees and expenses of the Litigation Trustees and all administrative expenses. Under the CPR Trust Agreement, Ahmanson agreed to provide the sum of $19,884,294 (which is equal to $20 million less expenses related to the Litigation incurred by Coast Federal between September 1, 1997 and February 13, 1998) (the “Expense Fund”) to fund the Litigation and other expenses of the CPR Trust, which amount is to be reimbursed to Ahmanson from any proceeds of the Litigation (the “Litigation Proceeds”), including any amounts received in settlement of the Litigation, prior to the payment of any amounts to holders of the Contingent Payment Rights Certificates (the “CPR Certificates”). The Expense Fund is on deposit in a non-interest bearing demand deposit account in the name of the CPR Trust at Washington Mutual.

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

In the Litigation, Coast Federal alleged that the United States is in breach of a contract with Coast Federal and has unlawfully taken Coast Federal’s property without just compensation or due process of law in violation of the U.S. Constitution.  As further described below, Coast Federal’s claims arose from changes with respect to the rules for computing Coast Federal’s regulatory capital that were mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and certain regulations promulgated thereunder.

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

In an order dated December 28, 2000 (the “December 2000 Order”), Judge Hewitt issued a ruling on the government’s motion and Coast Federal’s cross-motion for summary judgment.  The December 2000 Order held in part for the government, ruling that (i) Coast Federal’s capital credit in the amount of $299 million was not a permanent addition to Coast Federal’s regulatory capital and was to have been amortized over a period of 12.7 years, and (ii) Coast Federal may not claim increased deposit costs as “wounded bank” damages.  The December 2000 Order also held in part for Coast Federal, ruling that (i) Coast Federal’s expectancy damages were not unforeseeable, and (ii) Coast Federal is not barred from recovering expectancy damages because of a failure to mitigate.

On January 16, 2001, the government filed a motion for reconsideration and clarification of the December 2000 Order.  The government requested (i) a final ruling from Judge Hewitt that the “level yield” method of amortization governed the amortization of Coast Federal’s capital credit, (ii) reconsideration of Judge Hewitt’s denial of summary judgment concerning Coast Federal’s lost profits claims in light of the Judge’s other rulings and analysis, and (iii) reconsideration of the December 2000 Order’s forseeability holding because it was based upon alleged mistakes of fact and errors of law.  By a ruling dated February 5, 2001, Judge Hewitt denied the government’s motion for reconsideration.

On January 17, 2001, Coast Federal filed a motion with Judge Hewitt requesting that Judge Hewitt certify for interlocutory appeal that portion of her December 2000 Order that granted partial summary judgment to the government as to the duration of Coast Federal’s capital credit.  Coast Federal sought to appeal Judge Hewitt’s conclusion that Coast Federal’s capital credit did not constitute a permanent credit to its regulatory capital as well as Judge Hewitt’s determination that the capital credit is required to be amortized over 12.7 years rather than 25 years.  Coast Federal’s motion also requested that all proceedings in the Litigation be stayed pending resolution of the requested appeal.  By a ruling dated February 6, 2001, Judge Hewitt granted Coast Federal’s motion in full.

On February 16, 2001, Coast Federal filed a petition with the United States Court of Appeals for the Federal Circuit (the “Court of Appeals”) to hear Coast Federal’s appeal of the December 2000 Order (the “Appeal”), and on February 26, 2001, the government filed an opposition to the petition. By an order dated April 16, 2001, the Court of Appeals declined to hear the Appeal at that time, and the Litigation returned to the Claims Court for further proceedings.  By order dated May 4, 2001, Judge Hewitt directed Coast Federal to submit revised expert reports with the Claims Court by July 1, 2001, that reflect the effects of Judge Hewitt’s December 28, 2000, decision on Coast Federal’s damages claims.

On June 19, 2001, Coast Federal filed its revised expert report with the Court of Claims (the “Second Report”).  The Second Report calculated the damages suffered by Coast Federal from the breach of its capital credit contract as $53.2 million, if the capital credit were amortized as required by Judge Hewitt’s December 28, 2000, decision (the “New Damage Claims”). As described in the Second Report, the New Damage Claims reflect the actual costs to Coast Federal of two debt issuance transactions in 1992 and 1993 which Coast Federal would not have undertaken but for the government’s breach.

On August 9, 2001, the government filed a Motion for Summary Judgment with regard to Plaintiff’s New Damage Claims disputing the damages set forth in the Second Report.

On October 2, 2001, Coast Federal filed a motion for reconsideration of the December 2000 Order holding that Coast Federal’s capital credit in the amount of $299 million was not a permanent addition to Coast Federal’s regulatory capital and was to have been amortized over a period of 12.7 years.  In its motion, Coast Federal stated that it would not be able to prove damages from the government’s breach of Coast Federal’s contractual right to a capital credit if that right was limited as set forth in the Order.  Coast Federal’s motion further stated that it understood and contemplated that, if the Claims Court did not reconsider the Order, the Claims Court would enter a final judgment awarding no damages to Coast Federal, and that Coast Federal would appeal that judgment for purposes of seeking appellate review of the December Order.

By order dated October 18, 2001, the Claims Court entered judgment in favor of the government.  The Claims Court ruled that no further proceedings in the Claims Court were necessary or appropriate in light of Coast Federal’s statement that Coast Federal could not prove damages under its contract with the government as interpreted by the Claims Court in the December Order.

On February 4, 2002, Coast Federal filed its appeal brief with the Court of Appeals seeking reversal of the December 2000 Order.  Coast Federal maintained that it had a contractual right to a permanent, nonamortizing $299 million capital credit and that the government’s breach of that right inflicted substantial damages that Coast Federal would pursue in full on remand if the Court of Appeals accepted Coast Federal’s view of the scope of its contractual rights.  On March 19, 2002, the government filed its response to Coast Federal’s appeal.  In its response, the government alleged that (i) the Court of Appeals lacked jurisdiction over the appeal because, the government claimed, Coast Federal had failed to prosecute its remaining claim for damages after the December 2000 Order, thus rendering the appeal interlocutory and (ii) the Claims Court correctly held in its December 2000 Order that all of the goodwill acquired by Coast Federal in connection with its acquisition of Central was required to be amortized over a 12.7 year period. Coast Federal filed its reply to the government’s response on April 5, 2002.  On July 11, 2002, a three member panel of the Court of Appeals heard oral argument of the appeal.

By opinion dated October 8, 2002, the three member panel, with one member dissenting, reversed the portion of the December 2000 Order which Coast Federal had appealed, held that the $299 million of regulatory capital represented by the Capital Credit was intended and understood by both Coast Federal and the government to be non-amortizing.  The Court of Appeals ordered the case to be remanded to the Claims Court for further proceedings to determine the amount of damages due to Coast Federal.

On December 2, 2002, the government filed with the Court of Appeals a Petition for Rehearing and Suggestion for Rehearing En Banc seeking to have the Appeal reheard by the entire Court of Appeals because, in the government’s opinion, the three member panel’s decision was contrary to results reached in two cases in other Federal Circuits and to decisions barring “permanent” contractual obligations absent clear and unequivocal language.  In addition, the government argued that the Appeal involves an exceptionally important question in that other Winstar related claims against the government may be affected by the Court of Appeals’ decision.

On February 14, 2003, the Court of Appeals issued an order granting the government’s Petition for Rehearing En Banc. The order vacated the judgment and original opinion of the three member panel issued on October 8, 2002, in favor of Coast Federal, and provided that the entire Court of Appeals sitting En Banc would decide the Appeal. On March 24, 2002, by a vote of 12 to zero, the Court of Appeals sitting En Banc issued a ruling affirming the Claims Court’s December 2000 Order which held that Coast Federal’s capital credit in the amount of $299 million was to have been amortized over a period of 12.7 years.

The only option that Coast Federal has to pursue the Litigation further is to seek certiorari to the Supreme Court of the United States (the “Supreme Court”).  The determination whether to seek certiorari will be made by the Litigation Trustees after consultation with the law firm which has prosecuted the Litigation on Coast Federal’s behalf.  A petition to the Supreme Court seeking certiorari must be filed 90 days from the date of the Court of Appeals ruling, March 24, 2002.

If Coast Federal does not seek or does not obtain certiorari to the Supreme Court, or having obtained certiorari does not obtain a favorable Supreme Court ruling, no award of monetary damages will be made to Coast Federal, and therefore no monetary payment will be possible from the CPR Trust to certificateholders.

In the event that Coast Federal does seek and obtains certiorari to the Supreme Court, and the Supreme Court rules in Coast Federal’s favor, the Litigation will be remanded to either the Court of Appeals for further consideration, or to the Claims Court.  In the event that the Litigation is so remanded to the Claims Court, there can be no assurance that Coast Federal will succeed in establishing damages or in ultimately obtaining any monetary or other recovery in the Litigation.  If Coast Federal does not obtain a monetary or other recovery in an amount exceeding its expenses, no monetary payment will be possible from the CPR Trust to certificateholders.

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

The plaintiff has the burden of proving the amount of its damages, or the value of its performance as a basis for restitution, by a preponderance of the evidence.

Coast Federal filed the first reports of its expert witnesses (the “First Reports”) with the Claims Court on September 29, 1999. The First Reports describe the amounts and methods of calculation of the damages which the experts believed Coast Federal suffered as a result of the government’s breach. Coast Federal’s principal expectation damages analysis as set forth in the

First Report calculated the damages to be not less than $1.397 billion. This expectation damages analysis included calculations of damages for lost profits, for the cost of replacing the Capital Credit going forward, for the cost of capital raised by Coast, and for increased operating costs (such as increased deposit costs, OTS assessments, and deposit insurance premiums) caused by the government’s breach. An alternative expectation damages analysis set forth in the First Reports, based solely upon the cost of replacing the Capital Credit in past and future periods, calculated the damages to be $782.1 million. No calculations for either restitution or reliance damages were included in the First Reports. The First Reports were attached as exhibits to a filing made on September 29, 1999, on behalf of Coast Federal with the Claims Court in Washington, D.C.

The government submitted its own experts’ reports on damages in response to the conclusions set forth in the First Reports of Coast Federal’s experts on January 27, 2000.  The government’s experts’ reports were filed with the Claims Court on August 23, 2000, as exhibits to the government’s motion for summary judgment on damages. The government’s experts’ reports in general opined that the damages Coast Federal sought from the government were too speculative to permit a recovery.  In addition, the government’s experts’ reports opined that the capital credit received by Coast Federal in connection with its acquisition of Central was in essence required by generally accepted accounting principles to be amortized over a period of approximately 12.7 years.

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

Pursuant to the CPR Trust Agreement, the Litigation Trustees have the sole and exclusive right to instruct Coast Federal and its successors with respect to the prosecution of the Litigation.  This includes all decisions as to the retention, dismissal and terms of engagement of existing or new counsel, whose retention may involve fees that are partly contingent, and other advisors.  The CPR Trust Agreement also provides that the Litigation Trustees have the right, in their sole discretion, to instruct Coast Federal and its successors to dismiss, settle, or cease prosecution of the Litigation at any time and on any terms.  Ahmanson, including any successor, is required by the CPR Trust Agreement to cause Coast Federal and its successors to follow such instructions from the Litigation Trustees unless such instructions are unreasonable.

The Litigation Trustees entered into a letter agreement, dated February 13, 1998 (the “Letter Agreement”), with the law firm of Cooper, Carvin & Rosenthal, PLLC (the “Firm”).  In the Letter Agreement the Firm agreed that it would not charge Coast Federal or the CPR Trust for any fees incurred subsequent to September 1, 1997, in excess of $7,650,000 (the “Cap”). The Firm further agreed that up to $2 million of the Cap, i.e., any amounts over $5,650,000, would only be payable to the Firm out of the Commitment Amount, if any, when received by the CPR Trust from Ahmanson. In consideration of these limitations on the Firm’s customary charges for professional services, the Letter Agreement provided that the CPR Trust would pay to the Firm, in addition to fees up to the amount of the Cap, a contingent incentive fee in the amount of one percent (1%) of the Commitment Amount, provided that no such incentive fee would be payable in the event (1) that both Charles J. Cooper and Steven S. Rosenthal ceased to be partners of the Firm prior to a final decision, including appeals, or other final resolution of the Litigation, or (2) that either Mr. Cooper or Mr. Rosenthal ceased to be a partner of the Firm prior to a final decision, including any appeals, or other final resolution of the Litigation, other than by death, disability, or appointment to federal office.

As of March 11, 2003, the amount remaining to be paid to the Firm under the Cap (not including any portion of the $2 million payable solely out of the Commitment Amount, if any) was approximately $0.12 million.  Mr. Rosenthal announced that he had left the Firm, on April 24, 2001.  As a result, pursuant to the terms of the Letter Agreement, the CPR Trust is not obligated to pay the contingent fee to the Firm in the amount of one percent (1%) of the Commitment Amount.  The Litigation Trustees currently expect, however, to enter into an agreement with the Firm, renamed Cooper & Kirk, pursuant to which the Firm will continue to represent Coast Federal in the Litigation.

The CPR Trust Agreement provides that as compensation the CPR Trust will pay each Litigation Trustee, during the term of his service as a Litigation Trustee, fees of $400,000 per year for five years, plus reimbursement of all reasonable out-of-pocket expenses. The five-year period ended on February 13, 2003, and subsequent to that date the Litigation Trustees are entitled to a fee of $200 per hour for their services until termination of the CPR Trust.

Pursuant to the CPR Trust Agreement, each Litigation Trustee may, but is not obligated to, defer all or part of his compensation until 30 days after the earliest to occur of (i) the date on which he elected receive his to deferred compensation, (ii) the date he ceases to be a Litigation Trustee, and (iii) the date of the receipt of the Commitment Amount in full by the CPR Trust. Any Litigation Trustee electing to defer all or part of his compensation will receive upon expiration of the deferral period the compensation he deferred plus an amount, calculated on a monthly basis during the period of deferral, equal to the product of the monthly balance of the amount deferred and an annual rate equal to the Reference Rate, as defined in the CPR Trust Agreement, plus 250 basis points.

Each of the Litigation Trustees has elected to defer 100% of his 2003 compensation.  In addition, on December 18, 2001, the CPR Trust adopted a resolution providing that no payments of deferred Litigation Trustee fees which become due and owing to a Litigation Trustee shall be distributed by the CPR Trust until the Litigation Trustees, by a majority vote, determine to make such a payment.

SUMMARY FINANCIAL INFORMATION

The CPR Trust has no revenues.  The Expense Fund is the CPR Trust’s only source of funding for the payment of the expenses of its operations.  The amounts in the Expense Fund are applied to a variety or expenses, including the costs of prosecuting the Litigation (including the fees and expenses of counsel, experts, support staff and consultants), compensation of the Institutional Trustee, the Delaware Trustee and the Litigation Trustees, the CPR Trust’s indemnification obligations, liability insurance for the CPR Trust’s indemnification obligations and any liabilities of the Litigation Trustees.

There can be no assurance that the Expense Fund will be sufficient to pay the fees and expenses of the CPR Trust.  At December 31, 2002, the remaining amount of the Expense Fund, before consideration of deferred Litigation Trustee fees and accrued interest on such fees, was $3,612,229 and the amount of deferred Litigation Trustee fees and interest accrued thereon was $4,287,343.  Thus, payment of the deferred Litigation Trustee fees and interest accrued thereon at that date would have eliminated the remaining balance of the Expense Fund.  On December 18, 2001 the Litigation Trustees adopted a resolution providing that no payments of deferred Litigation Trustee fees will be distributed by the CPR Trust unless the majority of the Litigation Trustees determine to make such payment.  The Litigation Trustees currently intend to continue deferral of their Litigation Trustee fees during the pendency of the Litigation under the CPR Trust, but there can be no assurance that such deferral will result in the CPR Trust having sufficient funds available to continue the Litigation through a final judicial resolution thereof.

The CPR Trust is authorized under the CPR Trust Agreement to issue additional CPR Certificates that represent pro rata interests in the assets of the CPR Trust in order to pay expenses, including expenses related to the Litigation.  It may not be possible to find purchasers of additional CPR Certificates, however, and there is no assurance as to the terms of any such purchases.  If additional CPR Certificates are issued and existing CPR Certificateholders are not given the opportunity to purchase, or do not purchase, a pro rata amount in such issuance, such CPR Certificateholders’ indirect interest in the Payment Amount will be diluted.  The CPR Trust is also authorized to borrow additional funds for the sole purpose of funding expenses of the CPR Trust, including expenses of the Litigation, but only if such borrowings represent debt of the CPR Trust (and not ownership interests therein) for federal income tax purposes.  There is no assurance that it will be possible for the CPR Trust to borrow funds and, if it is able to borrow funds, there can be no assurance as to the terms upon which such borrowings may be available.

The Litigation Trustees are authorized under the CPR Trust Agreement to terminate further prosecution of the Litigation prior to a final judicial resolution thereof.  The Litigation Trustees have not to date determined whether or under what circumstances they would do so.

Following is a statement that details the activity in the Expense Fund (the balance of which was $3,717,020 as of December 31, 2002) and expenses that have been accrued but not yet paid for the years ended December 31, 2002 and 2001.

	At or for the Year Ended December 31,

	2002	2001

Expense Fund balance available for future expenses, before consideration of deferred Litigation Trustee fees as of December 31, 2001	$4,636,756
Expense Fund balance available for future expenses, before consideration of deferred Litigation Trustee fees as of December 31, 2000		$6,633,364
Disbursements:
Litigation Trustee fees	(505,000)	(983,333)
Litigation and trust administration	(260,000)	(260,000)
Outside legal counsel and expert witness fees	(233,344)	(848,505)
Premises and equipment	(38,836)	(52,709)
Office and other expenses	(68,916)	(116,753)
Accrued expenses:
Decrease (increase) in accrual for Litigation Trustee fees	45,000	(16,667)
Decrease (increase) in accrual for outside legal counsel and expert witness fees	(1,000)	154,000
Decrease (increase) in other accrued expenses	(13,793)	12,000
Increase in deferred legal fees	51,362	115,359

Expense Fund balance available for future expenses as of year end, before consideration of deferred Litigation Trustee fees	3,612,229	4,636,756
Deferred Litigation Trustee fees	(3,440,000)	(2,300,000)
Accrued Interest on deferred Litigation Trustee Fees	(847,343)	(588,560)

Deficit of funds available for future expenses	$(675,114)

Funds available for future expenses		$1,748,196

In the preceding table, expenses for “Litigation and trust administration” refer to fees paid to three individuals retained by the CPR Trust to provide litigation and trust administration support services.  In addition, the amounts disclosed above as “Expense Fund balance available for future expenses as of year end, before consideration of deferred Litigation Trustee fees” (the “Available Expense Fund Balance”) reconcile to the balance in the Expense Fund as follow:

	December 31,

	2002	2001

Available Expense Fund Balance	$3,612,229	$4,636,756
Balance of accrued expenses	104,791	135,000

Expense Fund	$3,717,020	$4,771,756

Through December 31, 2002, approximately $5.13 million of expense was accrued for interest payable to Ahmanson or its successor on disbursements from the Expense Fund.  The CPR Trust’s obligation to pay such accrued interest is contingent upon receipt of sufficient Litigation Proceeds.

CERTIFICATEHOLDER INQUIRIES

Certificateholder inquiries, including requests for the following documents should be directed to the address indicated below: (i) change of address; (ii) replacement of lost stock certificates; (iii) Common Stock name registration changes; (iv) Quarterly Reports on Form 10-Q; (v) Annual Reports on Form 10-K; and (vii) information regarding stockholdings, should be directed to:

Deutsche Bank
280 Park Avenue - 9th Floor
New York, New York 10017

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

The Trustees
Coast Federal Litigation Contingent Payment Rights Trust:

We have audited the accompanying statements of financial condition of Coast Federal Litigation Contingent Payment Rights Trust (the “CPR Trust”) as of December 31, 2002 and 2001, and the related statements of operations, changes in certificateholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002.  These financial statements are the responsibility of the CPR Trust’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

On March 24, 2003 the Court of Appeals issued a ruling upholding the Claims Court’s December 2000 Order which lead to the Claims Court’s judgment in favor of the government.  Footnote A describes this ruling and its consequences related  to the litigation of the Trust.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the CPR Trust as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Los Angeles, California
March 24, 2003

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
Statement of Cash Flows

	For the Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(4,102,633)	$(4,693,222)	$(6,957,692)

Adjustments to reconcile net loss to cash used in operating activities:
Decrease in other assets	200,519	200,519	200,519
Increase in deferred Litigation Trustee fees	1,140,000	600,000	400,000
Increase in other liabilities	1,707,378	1,713,429	1,581,280

Total adjustments	3,047,897	2,513,948	2,181,799

Net cash used in operating activities	(1,054,736)	(2,179,274)	(4,775,893)

Net decrease in cash	(1,054,736)	(2,179,274)	(4,775,893)
Cash at beginning of period	4,771,756	6,951,030	11,726,923

Cash at end of period	$3,717,020	$4,771,756	$6,951,030

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$—

See accompanying notes to financial statements.

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
Statement of Financial Condition

	December 31,

	2002	2001

ASSETS
Cash in bank	$3,717,020	$4,771,756
Other assets	37,920	238,439

Total Assets	$3,754,940	$5,010,195

LIABILITIES AND CERTIFICATEHOLDERS’ EQUITY
Expense fund	$19,884,294	$19,884,294
Deferred Litigation Trustee fees	3,440,000	2,300,000
Other liabilities	6,508,204	4,800,826

Total Liabilities	29,832,498	26,985,120

Certificateholders’ Equity Certificates, no par value, 20,703,817 authorized, issued and outstanding	—	—
Accumulated deficit	(26,077,558)	(21,974,925)

Total Certificateholders’ Equity	(26,077,558)	(21,974,925)

	$3,754,940	$5,010,195

See accompanying notes to financial statements.

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
Statement of Operations

	For the Year Ended December 31,

	2002	2001	2000

REVENUE	$—	$—	$—

EXPENSES
Interest expense	(1,686,225)	(1,780,736)	(1,611,610)
Litigation Trustee fees	(1,600,000)	(1,600,000)	(1,600,000)
Litigation and trust administration	(260,000)	(260,000)	(260,000)
Legal fees	(234,344)	(480,682)	(1,919,997)
Insurance	(201,094)	(201,054)	(201,115)
Premises and equipment	(40,629)	(52,709)	(51,600)
Litigation consulting - expert witnesses	—	(213,822)	(1,143,988)
Other	(80,341)	(104,219)	(169,382)

Total Expenses	(4,102,633)	(4,693,222)	(6,957,692)

Net Loss	$(4,102,633)	$(4,693,222)	$(6,957,692)

Net Loss Per Certificate	$(0.20)	$(0.23)	$(0.34)

See accompanying notes to financial statements.

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
Statement of Changes in Certificateholders’ Equity

	Certificates	Accumulated Deficit	Total Certificateholders’ Equity

Balance December 31, 1999	$—	$(10,324,011)	$(10,324,011)

Net loss for the year ended December 31, 2000	—	(6,957,692)	(6,957,692)

Balance December 31, 2000	—	(17,281,703)	(17,281,703)

Net loss for the year ended December 31, 2001	—	(4,693,222)	(4,693,222)

Balance December 31, 2001	—	(21,974,925)	(21,974,925)

Net loss for the year ended December 31, 2002	—	(4,102,633)	(4,102,633)

Balance December 31, 2002	$—	$(26,077,558)	$(26,077,558)

See accompanying notes to financial statements.

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
Notes to Financial Statements
December 31, 2002

(A)          Summary of Significant Accounting Policies

     Principles of Presentation

The Coast Federal Litigation Contingent Payment Rights Trust (the “CPR Trust”) is a statutory business trust created under Delaware law on January 8, 1998. The CPR Trust was created by Coast in connection with its merger, effected on February 13, 1998 (the “Merger”), with and into H. F. Ahmanson & Co. (“Ahmanson”) for the purpose of holding the Commitment Agreement entered into by Ahmanson and the CPR Trust, dated as of February 13, 1998 (the Commitment”). The Commitment represents Ahmanson’s obligation to pay to the CPR Trust an amount equal to any net after-tax proceeds, as more particularly defined in the CPR Trust Agreement referred to below (the “Commitment Amount”), that may be received by Coast’s wholly-owned subsidiary, Coast Federal Bank, FSB (“Coast Federal”) (or its successor) from Coast Federal’s regulatory capital litigation claims against the United States government in the case entitled Coast Federal Bank, FSB v. United States, No. 92-466C (Cl. Ct. filed July 9, 1992) (the “Litigation”). Subsequent to the Merger, Ahmanson merged Coast Federal with and into Ahmanson’s wholly-owned subsidiary, Home Savings of America, FSB (“Home Savings”), with Home Savings being the successor institution.  Ahmanson merged into Washington Mutual, Inc. (“WAMU”) on October 3, 1998 and Home Savings was thereafter merged into WAMU’s wholly-owned subsidiary, Washington Mutual Bank, F.A. (“Washington Mutual”).

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
December 31, 2002

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

By order dated October 18, 2001, the United States Court of Federal Claims (the “Claims Court”) entered judgment in the Litigation in favor of the government.  On February 4, 2002, Coast Federal filed its appeal with the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) seeking reversal of the Claims Court ruling.  By opinion dated October 8, 2002, a three-member panel of the Appeals Court, with one member dissenting, upheld Coast Federal’s appeal and remanded the case to the Claims Court for further proceedings to determine the amount of damages due Coast Federal.  On December 2, 2002, the government filed a Petition for Rehearing and Suggestion for Rehearing En Banc (the “Petition”), which seeks to have the appeal reheard by the entire Appeals Court.  On February 14, 2003, the Appeals Court granted the government’s Petition, vacating the judgment and original opinion of the three-member panel, and provided that the entire Appeals Court sitting En Banc would decide the appeal.

On March 24, 2003, the Court of Appeals sitting En Banc issued a ruling upholding the Claims Court’s December 2000 Order which lead to the Claims Court’s judgment in favor of the government. Coast Federal has not determined whether to seek certiorari to the United States Supreme Court (the “Supreme Court”).

In the event that Coast Federal does seek and obtains certiorari to the Supreme Court, and the Supreme Court rules in Coast Federal’s favor and the litigation is remanded to the Claims Court, there can be no assurance that Coast Federal will succeed in establishing damages or in ultimately obtaining any monetary or other recovery in the litigation.  If Coast Federal does not obtain a monetary or other recovery in an amount exceeding its expenses, no monetary payment will be possible from the CPR Trust to CPR Certificateholders.

Moreover, whether the funds remaining in the Expense Fund upon remand will be sufficient to successfully prosecute the Litigation to completion is uncertain. At December 31, 2002, the remaining amount of the Expense Fund, before consideration of deferred Litigation Trustee fees (see Note F of Notes to Financial Statements) and accrued interest on such fees, was $3,612,229 and the amount of deferred Litigation Trustee fees and interest accrued thereon was $4,287,343.  Thus, payment of the deferred Litigation Trustee fees and interest accrued thereon at that date would have eliminated the remaining balance of the Expense Fund.  On December 18, 2001 the Litigation Trustees adopted a resolution providing that no payments of deferred Litigation Trustee fees will be distributed by the CPR Trust unless the majority of the Litigation Trustees determine to make such payment. The

Litigation Trustees currently intend to continue deferral of their Litigation Trustee fees during the pendency of the Litigation under the CPR Trust, but there can be no assurance that such deferral will result in the CPR Trust having sufficient funds available to continue the Litigation through a final judicial resolution thereof. If such funds are not sufficient, the CPR Trust may issue additional CPR Certificates that represent pro rata interests in the assets of the CPR Trust in order to pay expenses, including expenses related to the Litigation. However, it may not be possible to find purchasers for the additional CPR Certificates and there is no assurance as to the terms of any such purchases.  In the event additional CPR Certificates are issued and existing CPR Certificate holders are not given the opportunity to purchase, or do not purchase, a pro rata amount in such issuance, such CPR Certificate holders’ indirect interest in the proceeds of any settlement of the Litigation will be diluted. The CPR Trust is also authorized to borrow additional funds for the sole purpose of funding expenses of the CPR Trust, including expenses of the Litigation, but only if such borrowings represent debt of the CPR Trust (and not ownership interests therein) for federal income tax purposes.  It may not be possible for the CPR Trust to borrow funds and, if it is able to borrow funds, there can be no assurance as to the terms upon which such borrowings may be available.

The Litigation Trustees are authorized under the CPR Trust Agreement to terminate further prosecution of the Litigation prior to a final judicial resolution thereof.  The Litigation Trustees have not to date determined whether or under what circumstances they would do so.

If Coast Federal does not seek or does not obtain certiorari to the Supreme Court, or having obtained certiorari does not obtain a favorable Supreme Court ruling, no award of monetary damages will be made to Coast Federal, and therefore no monetary payment will be possible from the CPR Trust to CPR Certificate holders.

     Cash

For purposes of reporting cash flows, cash includes the balance of the Expense Fund described above.

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
Notes to Financial Statements (Continued)
December 31, 2002

     Fair Value of Financial Instruments

Substantially all of the CPR Trust’s financial instruments are carried at fair value or amounts approximating fair value.  Assets, including cash, are carried at their fair value or contracted amounts, which approximate fair value due to the relatively short term to maturity.  Similarly, liabilities, including accounts payable, are carried at amounts approximating fair value.

     Use of Estimates

The Litigation Trustees have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of expenses in order to prepare these financial statements in conformity with generally accepted accounting principles.  Actual results could differ from those estimates.

(B)          Other Assets

Other assets, as reported in the accompanying Statement of Financial Condition, consists primarily of a prepaid insurance premium, having an unamortized balance of $33,420 as of December 31, 2002, which covers the operations of the CPR Trust for the life of the CPR Trust.  The initial premium totaled $1,002,596 and is being expensed over five years beginning in February 1998.

C)          Expense Fund

The initial deposit into the Expense Fund (as described above) was determined as follows:

Initial provision by Ahmanson	$20,000,000
Pre-acquisition expenditures(1) by Coast Federal	(76,759)
Pre-acquisition expenditures(1) paid by CPR Trust	(38,947)

Initial deposit into the Expense Fund	$19,884,294

(1)	Pre-acquisition expenditures include Litigation expenses which were incurred prior to the Merger, whether paid by Coast Federal or the CPR Trust.

The CPR Trust Agreement provides that interest on disbursements from the Expense Fund be paid by the CPR Trust out of the Commitment Amount, and that such interest shall be equal to the Reference Rate, as defined in the CPR Trust Agreement, plus 250 basis points, compounded quarterly.

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
Notes to Financial Statements (Continued)
December 31, 2002

(D)          Other Liabilities

Other liabilities, as reported in the accompanying Statement of Financial Condition, consisted of the following as of the dates indicated.

	December 31,

	2002	2001

Accrued interest on Expense Fund disbursements (1)	$5,129,345	$3,701,903
Accrued interest on deferred Litigation Trustee Fees (2)	847,343	588,560
Deferred legal expenses (3)	426,725	375,363
Accrued expenses (4)	104,791	135,000

	$6,508,204	$4,800,826

(1)	See Note C of Notes to Financial Statements.
(2)	See Note F of Notes to Financial Statements.
(3)	The law firm representing Coast Federal in the Litigation has agreed to defer 25% of its otherwise billable fees until the Litigation is finished.
(4)	Includes accrued legal, audit, expert witness, Litigation Trustee and trust administration fees.

(E)          Certificateholders’ Equity

Certificateholders’ equity consists solely of the accumulated deficit generated from the operations of the CPR Trust.  The CPR Trust Certificates have no stated or par value for financial statement purposes.

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
Notes to Financial Statements (Continued)
December 31, 2002

(F)          Litigation Trustee Fees

The CPR Trust Agreement provides that as compensation the CPR Trust will pay each Litigation Trustee, during the term of his service as a Litigation Trustee, fees of $400,000 per year for five years, plus reimbursement of all reasonable out-of-pocket expenses. The five-year period ended on February 13, 2003, and subsequent to that date the Litigation Trustees are entitled to a fee of $200 per hour for their services until termination of the CPR Trust. Pursuant to the CPR Trust Agreement, each Litigation Trustee may, but is not obligated to, defer all or part of his compensation until 30 days after the earliest to occur of (i) the date on which he elected receive his to deferred compensation, (ii) the date he ceases to be a Litigation Trustee, and (iii) the date of the receipt of the Commitment Amount in full by the CPR Trust. Any Litigation Trustee electing to defer all or part of his compensation will receive upon expiration of the deferral period the compensation he deferred plus an amount, calculated on a monthly basis during the period of deferral, equal to the product of the monthly balance of the amount deferred and an annual rate equal to the Reference Rate, as defined in the CPR Trust Agreement, plus 250 basis points.  For the year ending December 31, 2002, Mr. Hunt elected to defer 100% of his 2002 compensation, Mr. Barritt elected to defer 85% of his 2002 compensation, and Messrs. Martin and Raiden elected to defer 50% of their 2002 compensation.  For the year ending December 31, 2001, Messrs. Martin, Hunt and Raiden elected to defer 50% of their 2001 compensation; and for the year ending December 31, 2000, Messrs. Martin and Raiden elected to defer 50% of their 2000 compensation.

(G)          Contingent Liabilities

The CPR Trust has no legal actions pending against it.

(H)          Leases

The CPR Trust has entered into an operating lease agreement for office space expiring in February 2004.  Future minimum lease payments for the operating lease as of December 31, 2002, were as follows:

Year ending December 31,

2003	$32,595
2004	5,530

$38,125

The CPR Trust incurred lease expenses of $39,310 for the year ended December 31, 2002, and $51,600 each for the years ended December 31, 2001 and 2000.

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
Notes to Financial Statements (Continued)
December 31, 2002

(I)          Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly statements of operations for  the years ended December 31, 2002, 2001 and 2000.

	Quarter Ended
					Year Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	December 31, 2002

Net loss	$(1,045,300)	$(1,022,020)	$(1,017,283)	$(1,018,030)	$(4,102,633)
Net loss per certificate	(.05)	(.05)	(.05)	(.05)	(.20)

	Quarter Ended
					Year Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	December 31, 2001

Net loss	$(1,284,370)	$(1,172,657)	$(1,225,801)	$(1,010,394)	$(4,693,222)
Net loss per certificate	(.06)	(.06)	(.06)	(.05)	(.23)

	Quarter Ended
					Year Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000	December 31, 2000

Net loss	$(1,606,283)	$(1,533,739)	$(1,721,906)	$(2,095,764)	$(6,957,692)
Net loss per certificate	(0.08)	(0.07)	(0.08)	(0.10)	(0.34)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information  concerning  the Litigation Trustees is set forth under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management of the Litigation.”

ITEM 11.	EXECUTIVE COMPENSATION

Information  concerning  compensation of the Litigation Trustees is set forth under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management of the Litigation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The CPR Trust has been informed by the filing on February 14, 2003 of a Form 13G that the following individuals and entities are holders of more than five percent of the outstanding CPR Certificates.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Owner	Percent of Class

Contingent Payment Rights Certificates	Abrams Capital, LLC*	1,436,684	6.94%
Contingent Payment Rights Certificates	David C. Abrams**	1,527,784	7.38%

*  Shares reported for Abrams Capital, LLC include shares  beneficially  owned by private  investment  partnerships  of which Abrams  Capital,  LLC is the General Partner.

**  Shares  reported for David C. Abrams  include  shares  beneficially  owned by private  investment  partnerships  and a private  investment  corporation  which entities  may be deemed to be  controlled  by Mr.  Abrams,  who is the  managing member of the sole General Partner of such  partnerships and the managing member of the investment adviser to the private investment corporation.

Following is a table which indicates as of March 5, 2003, the amount and percentage of beneficial ownership of the CPR Certificates for each Litigation Trustee and all Litigation Trustees as a group. Each individual has sole voting and sole investment power with respect to the number of CPR Certificates set forth opposite his name.

Name of Beneficial Owner or Number of Persons in Group	Number of Certificates Beneficially Owned	Percentage of Certificates Beneficially Owned

Ray Martin	135,375		*
Robert L. Hunt II	276,353	1.3
Norman H. Raiden	14,772		*
James F. Barritt	17,561		*
Four Litigation Trustees as a Group	444,061	2.1

(*) Less than 1% of the outstanding CPR Certificates.

Pursuant to the CPR Trust Agreement, each of the Litigation Trustees is obligated, as a condition of his continuation as a Litigation Trustee, to retain not less than 50% of the CPR Certificates held by him as of the date of the Merger, February 13, 1998, until the proceeds of the Litigation, if any, are received by Ahmanson or its successor. Transfers by a Litigation Trustee to his family members or to any trust created for the benefit of his family are included in such 50% calculation for so long as the transferees retain the CPR Certificates. As of February 13, 1998, Mr. Martin held 135,375 CPR Certificates, Mr. Hunt held 76,353 CPR Certificates, Mr. Raiden held 42,772 CPR Certificates, and Mr. Barritt held 17,561 CPR Certificates. As of March 5, 2002, the only Litigation Trustee to have transferred any CPR Certificates is Mr. Raiden, who transferred 28,000 CPR Certificates to family members in December of 1999.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	Controls and Procedures.

The Litigation Trustees have concluded that the registrant’s disclosure controls and procedures are effective based on their evaluation of these controls as of March 18, 2003.  There have been no changes in the registrant’s internal controls or in other factors that could significantly affect these controls subsequent to that date.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as a part of this report:

1.	Index to Financial Statements:

None.

2.	Index to Financial Statements Schedules:

None.

3.	Exhibits

4.1

Form of Amended and Restated Declaration of Trust of Coast Federal Litigation Contingent Payment Rights Trust dated February 13, 1998(incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated February 19, 1998).

10.1	Form of Commitment entered into between the registrant and H.F. Ahmanson & Company (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-4).

10.2

Contingent Fee Agreement with Cooper, Carvin & Rosenthal,LLP dated February 13, 1998 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ending march 31, 1998).

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits, except as otherwise indicated above, are filed herewith.

(b) Form 8-K

During the quarter ended December 31, 2002, the following reports on Form 8-K were filed by the registrant:

1.	October 9, 2002, Item 5, Other Events. Press release regarding Court of Appeals ruling in favor of Coast Federal Bank.

2.	December 5, 2002, Item 5, Other Events. Press release regarding government petition for rehearing of Appellate Court Decision.

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 2003.

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

By:	/s/ RAY MARTIN

Ray Martin Litigation Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the  Registrant and in the capacities indicated as of the 27th day of March 2003.

/s/ RAY MARTIN	/s/ NORMAN H. RAIDEN

Ray Martin Litigation Trustee	Norman H. Raiden Litigation Trustee

/s/ ROBERT L. HUNT II	/s/ JAMES F. BARRITT

Robert L. Hunt II Litigation Trustee	James F. Barritt Litigation Trustee

CERTIFICATIONS

I, Ray Martin, certify that:

1.           I have reviewed this annual report on Form 10-K of the Coast Federal Litigation Contingent Payment Rights Trust;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ RAY MARTIN

Ray Martin Litigation Trustee

I, Norman H. Raiden, certify that:

1.          I have reviewed this annual report on Form 10-K of the Coast Federal Litigation Contingent Payment Rights Trust;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003
/s/ NORMAN H. RAIDEN

Norman H. Raiden Litigation Trustee

I, Robert L. Hunt II, certify that:

1.          I have reviewed this annual report on Form 10-K of the Coast Federal Litigation Contingent Payment Rights Trust;

2.           Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.           Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
/s/ ROBERT L. HUNT II

Robert L. Hunt II Litigation Trustee

I, James F. Barritt, certify that:

1.          I have reviewed this annual report on Form 10-K of the Coast Federal Litigation Contingent Payment Rights Trust;

2.           Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.           Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
/s/ JAMES F. BARRITT

James F. Barritt Litigation Trustee

INDEX TO EXHIBITS

Exhibit No.	Document Description

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002