Form 10-K/A
period 2002-12-31
COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
filed 2003-04-16
CIK 1052801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents incorporated by reference:

None

AMENDMENT TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR 2002

Note:    This amendment is filed to include the name of the Registrant’s auditor on the auditor’s report under Item 8, which name was inadvertently omitted from the Form 10-K as originally filed. No other changes have been made to Item 8.

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

KPMG LLP

Los Angeles, California

March 24, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

(Registrant)

Dated: April 16, 2003	By:	Ray Martin
Name: Ray Martin Title: Litigation Trustee

3