Form 10-Q
period 2003-03-31
COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
filed 2003-05-08
CIK 1052801

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of May 1, 2003 the registrant had 20,703,817 Contingent Payment Rights Certificates, no par value, outstanding.

PART I    FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

Unaudited Statement of Financial Condition

	March 31, 2003	December 31, 2002
ASSETS
Cash in bank	$3,537,674	$3,717,020
Other assets	4,500	37,920

Total Assets	$3,542,174	$3,754,940

LIABILITIES AND CERTIFICATEHOLDERS’ EQUITY
Expense fund	$19,884,294	$19,884,294
Deferred Litigation Trustee fees	3,640,000	3,440,000
Other liabilities	6,866,903	6,508,204

Total Liabilities	30,391,197	29,832,498

Certificateholders’ Equity
Certificates, no par value, 20,703,817 authorized, issued and outstanding	—	—
Accumulated deficit	(26,849,023)	(26,077,558)

Total Certificateholders’ Equity	(26,849,023)	(26,077,558)

	$3,542,174	$3,754,940

See accompanying Notes to Unaudited Financial Statements.

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

Unaudited Statement of Operations

	Three Months Ended March 31,
	2003	2002
REVENUE	$—	$—
EXPENSES
Interest expense	(436,786)	(400,391)
Litigation trustee fees	(200,000)	(400,000)
Litigation and trust administration	(65,000)	(65,000)
Insurance	(34,082)	(50,705)
Legal fees	(10,234)	(96,068)
Premises and equipment	(7,802)	(12,900)
Other	(17,561)	(20,236)

Total Expenses	(771,465)	(1,045,300)

Net Loss	$(771,465)	$(1,045,300)

Net Loss Per Certificate	$(0.04)	$(0.05)

See accompanying Notes to Unaudited Financial Statements.

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

Unaudited Statement of Cash Flows

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(771,465)	$(1,045,300)
Adjustments to reconcile net loss to cash used in operating activities:
Decrease in other assets	33,420	50,130
Increase in deferred litigation trustee fees	200,000	285,000
Increase in other liabilities	358,699	381,813

Total adjustments	592,119	716,943

Net cash used in operating activities	(179,346)	(328,357)

Net decrease in cash	(179,346)	(328,357)
Cash at beginning of period	3,717,020	4,771,756

Cash at end of period	$3,537,674	$4,443,399

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements.

COAST FEDERAL LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

Notes to Unaudited Financial Statements

March 31, 2003

The Coast Federal Litigation Contingent Payment Rights Trust (the “CPR Trust”) is a statutory business trust created under Delaware law on January 8, 1998. The CPR Trust was created by Coast Savings Financial, Inc. (“Coast”) in connection with its merger, effected on February 13, 1998, with and into H. F. Ahmanson & Co. (“Ahmanson”)for the purpose of holding the commitment agreement entered into by Ahmanson and the CPR Trust, dated as of February 13, 1998 (the “Commitment”). The Commitment represents Ahmanson’s obligation to pay to the CPR Trust an amount equal to any net after-tax proceeds (the “Commitment Amount”), that may be received by Coast’s wholly-owned subsidiary, Coast Federal Bank, FSB (“Coast Federal”) (or its successor), from Coast Federal’s regulatory capital litigation claims against the United States government in the case entitled Coast Federal Bank, FSB v. United States, No. 92-466C (Cl. Ct. filed July 9, 1992) (the “Litigation”). On April 23, 2003, the Litigation Trustees instructed Coast Federal not to continue to prosecute the Litigation. As a result of the instruction not to continue to prosecute the Litigation, pursuant to the terms of the CPR Trust Agreement the Litigation will terminate, no award of monetary damages will be made to Coast Federal, no Commitment Amount will be paid by Ahmanson (or its successor) to the CPR Trust, and therefore no monetary payment will be made from the CPR Trust to holders of the contingent payment rights certificates (the “CPR Certificates”).

Further, pursuant to the terms of the CPR Trust Agreement, on May 23, 2003, 30 days after the date of the Litigation Trustees instruction to Coast Federal not to continue to prosecute the Litigation, the CPR Trust will dissolve and upon the filing of a certificate of cancellation with the Secretary of State of the State of Delaware, the CPR Trust will terminate. Upon the termination of the CPR Trust, by operation of law the CPR Certificates will cease to exist. The unaudited financial statements of the CPR Trust included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the Litigation Trustees, necessary to present a fair statement of the results for the interim periods indicated. The Litigation Trustees are the four senior executives of Coast with knowledge of the facts underlying the Litigation, which were retained by the CPR Trust as “Litigation Trustees.” Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the CPR Trust’s annual report on Form 10-K for the year ended December 31, 2002.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with (1) the Registration Statement on Form S-1 with respect to the CPR Certificates referred to herein filed by Coast Savings Financial, Inc. (“Coast”) with, and declared effective by, the Securities and Exchange Commission (the “SEC”) on January 13, 1998 (SEC File Number 333-44155), and (2) the Form 10-K Annual Report filed by the CPR Trust with the SEC for the year ended December 31, 2002.

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

TERMINATION OF LITIGATION; DISSOLUTION OF TRUST

As described more fully below under “—Proceedings Leading to Trial,” on April 23, 2003, the Litigation Trustees instructed Coast Federal not to seek certiorari to the United States Supreme Court (the “Supreme Court”) in response to a ruling adverse to Coast Federal and in favor of the government entered by the United States Court of Appeals for the Federal Circuit (the “Court of Appeals”) on March 24, 2003, and further instructed Coast Federal not to continue to prosecute the Litigation. Pursuant to the terms of the CPR Trust Agreement, as a result of the instruction not to continue to prosecute the Litigation, the Litigation will terminate, no award of monetary damages will be made to Coast Federal, no Commitment Amount will be paid by Ahmanson to the CPR Trust, and therefore no monetary payment will be made from the CPR Trust to holders of the CPR Certificates.

Further, pursuant to the terms of the CPR Trust Agreement, on May 23, 2003, 30 days after the date of the Litigation Trustees instruction to Coast Federal not to continue to prosecute the Litigation, the CPR Trust will dissolve and upon the filing of a certificate of cancellation with the Secretary of State of the State of Delaware, the CPR Trust will terminate. Upon the termination of the CPR Trust, the CPR Certificates will cease to exist by operation of law.

In addition, the CPR Trust has been notified by The NASDAQ National Market (“NASDAQ”) that NASDAQ will terminate the NASDAQ trading designation for the CPR Certificates on May 23, 2003, the date of the CPR Trust’s dissolution. Authorized Trading in the CPR Certificates will terminate on that date.

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

PROCEEDINGS LEADING TO TRIAL

Following various pre-trial proceedings in the Litigation, on August 23, 2000, the government filed with the Claims Court a motion seeking summary judgment denying the damage claims asserted by Coast Federal. The government sought a summary judgment holding that (i) Coast Federal’s expectancy damages claims are too remote, speculative, uncertain and unforeseeable as a matter of law, (ii) Coast Federal is barred from recovering expectancy damages in any event because it failed to mitigate its damages, and (iii) Coast Federal has overstated the amount of contractual regulatory capital taken from it as a result of FIRREA because such capital was effectively required under generally accepted accounting principles to be amortized over a period no greater than 12.7 years and was not a permanent addition to Coast Federal’s regulatory capital. On September 13, 2000, Coast Federal filed an opposition and cross-motion for partial summary judgment with the Claims Court that asked the Claims Court to reject the government’s motion for summary judgment and requested that the Claims Court enter partial summary judgment for Coast Federal that (i) the capital credit received by Coast Federal was a permanent addition to Coast Federal’s regulatory capital, and (ii) the damages suffered by Coast Federal from the government’s breach of contract were foreseeable.

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

On February 14, 2003, the Court of Appeals issued an order granting the government’s Petition for Rehearing en banc. The order vacated the judgment and original opinion of the three member panel issued on October 8, 2002, in favor of Coast Federal, and provides that the entire Court of Appeals sitting en banc would decide the Appeal. On March 24, 2003, by a vote of 12 to zero, the Court of Appeals sitting en banc issued a ruling affirming the Claims Court’s December 2000 Order which held that Coast Federal’s capital credit in the amount of $299 million was to have been amortized over a period of 12.7 years.

The only option that Coast Federal had to pursue the Litigation further was to file a petition for certiorari with the United States Supreme Court. After extensive discussions with legal counsel responsible for prosecuting the Litigation regarding the Court of Appeals’ unanimous 12 to 0 en banc decision in favor of the government, the factors which the Supreme Court considers in determining whether to grant a petition for certiorari, and such counsel’s recommendation that a petition for certiorari not be filed, the Litigation Trustees instructed Coast Federal not to proceed with the filing of a petition for certiorari and not to continue to prosecute the Litigation.

DAMAGES

As a result of the termination of the Litigation, no award of monetary damages will be made to Coast Federal, no Commitment Amount will be paid by Ahmanson to the CPR Trust, and therefore no monetary payment will be made from the CPR Trust to holders of the CPR Certificates.

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

Pursuant to the CPR Trust Agreement, each Litigation Trustee may, but is not obligated to, defer all or part of his compensation until 30 days after the earliest to occur of (i) the date on which he elected to receive such deferred compensation, (ii) the date he ceases to be a Litigation Trustee, and (iii) the date of the receipt of the Commitment Amount in full by the CPR Trust. Any Litigation Trustee electing to so defer will be entitled to receive the compensation he deferred plus an amount, calculated on a monthly basis during the period of deferral (and included in the amount deferred), equal to the product of the monthly balance of the amount deferred and an annual rate equal to the Reference Rate, as defined in the CPR Trust Agreement, plus 250 basis points. Each of the Litigation Trustees has elected to defer 100% of his 2003 compensation.

SUMMARY FINANCIAL INFORMATION

The CPR Trust has no revenues. The Expense Fund is the CPR Trust’s only source of funding for the payment of the expenses of its operations. The CPR Trust’s expenses include the costs of prosecuting the Litigation (including the fees and expenses of counsel, experts, support staff and consultants), compensation of the Institutional Trustee, the Delaware Trustee and the Litigation Trustees, the CPR Trust’s indemnification obligations, liability insurance for the CPR Trust’s indemnification obligations and any liabilities of the Litigation Trustees.

Following is a statement that details the activity in the Expense Fund and expenses that have been accrued but not yet paid as of or for the three months ended March 31, 2003.

At or for the Three Month Ended March 31, 2003
Expense Fund balance available for future expenses as of December 31, 2002, before consideration of deferred Litigation Trustee fees	$3,612,229
Disbursements:
Litigation Trustee fees	(38,333)
Litigation and trust administration	(65,000)
Outside legal counsel and expert witness fees	(23,234)
Premises and equipment	(7,802)
Office and other expenses	(50,016)
Accrued expenses:
Decrease in accrual for Litigation Trustee fees	38,333
Decrease in accrual for outside legal counsel and expert witness fees	13,000
Decrease in other accrued expenses	31,793
Increase in deferred legal fees	5,037

Expense Fund balance available for future expenses as of March 31, 2003, before consideration of deferred Litigation Trustee fees	3,516,007
Deferred Litigation Trustee fees	(3,640,000)
Accrued interest on deferred Litigation Trustee fees	(923,117)

Deficit of funds available for future expenses as of March 31, 2003	$(1,047,110)

In the preceding table, expenses for “Litigation and trust administration” refer to fees paid to three individuals retained by the CPR Trust to provide litigation and trust administration support services. In addition, the amounts disclosed above as “Expense Fund balance available for future expenses as of March 31, 2003, before consideration of deferred Litigation Trustee fees” (the

“Available Expense Fund Balance”) reconciles to the balance in the Expense Fund (recorded in the accompanying unaudited statement of financial condition as “cash in bank”) as follows:

Available Expense Fund Balance	$3,516,007
Balance of accrued expenses	21,667

Expense Fund balance	$3,537,674

Through March 31, 2003, approximately $5.49 million of expense was accrued for interest payable to Ahmanson or its successor on disbursements from the Expense Fund. The CPR Trust’s obligation to pay such accrued interest is contingent upon receipt of sufficient Litigation Proceeds. Since the Litigation has been terminated, no such accrued interest will be paid.

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

Items 2 through 5 are not applicable or the answers are negative.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

During the quarter ended March 31, 2003, the following reports on Form 8-K were filed by the registrant:

1.	February 15, 2003, Item 5, Other Events. Press release regarding Court of Appeals order granting government petition for rehearing of Appellate Court Decision.

2.	March 25, 2003, Item 5, Other Events. Press release regarding Appellate Court en banc Decision in Favor of Government.

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

Dated: May 7, 2003

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

Date: May 7, 2003

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

Date: May 7, 2003

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

Date: May 7, 2003

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

Date: May 7, 2003

/s/ JAMES F. BARRITT
James F. Barritt Litigation Trustee

INDEX TO EXHIBITS

Exhibit No.	Document Description
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002